Form 10QSB
period 1998-03-31
IBS INTERACTIVE INC
filed 1998-06-26
CIK 1057257

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ------------------
                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998 (First quarter of fiscal 1998)

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to ________________

                           Commission File No. 0-24073

                              IBS INTERACTIVE, INC.
        (Exact name of Small Business Issuer as specified in its Charter)

          Delaware                                           13-3817344
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

                               2 Ridgedale Avenue
                                    Suite 350
                             Cedar Knolls, NJ 07927
                    (Address of Principal Executive Offices)

                                 (973) 285-2600
              (Registrant's Telephone Number, including Area Code)

    ------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No ?

          As of March 31, 1998, 1,849,237 shares of the issuer's common stock, par value .01 per share were outstanding.

         Transitional Small Business Disclosure Format Yes ?  No |X|


================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1. Financial Statements
         Condensed Interim Balance Sheet as of March 31, 1998
         (unaudited)...................................................
         Condensed Interim Statements of Income for the three months ended March 31, 1998 and 1997 (unaudited).....................
         Condensed Interim Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited).....................
         Notes to Condensed Interim Financial Statements...............
Item 2. Management's Discussion and Analysis or Plan of Operations.....

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................
Item 2. Changes in Securities and Use of Proceeds......................
Item 3. Default Upon Senior Securities.................................
Item 4. Submission of Matters to a Vote of Security Holders............
Item 5. Other Information..............................................
Item 6. Exhibits and Reports on Form 8-K...............................
SIGNATURES.............................................................

Item 1.       Financial Statements.


                              IBS INTERACTIVE, INC.
                         Condensed Interim Balance Sheet
                                 March 31, 1998
                                 (in thousands)
                                   (unaudited)


ASSETS
Current Assets
       Cash....................................................       $  192
       Accounts receivable (net of allowance for doubtful
          accounts of $69).....................................        1,334
       Deferred tax asset......................................           63
                                                                      ------
                  Total Current Assets.........................        1,589
Property and equipment, net....................................          606
Intangible assets..............................................          902
Deferred compensation..........................................          558
Deferred offering costs........................................          354
Other assets...................................................           31
                                                                      ------
                  TOTAL ASSETS.................................       $4,040
                                                                      ======













        See accompanying Notes to Condensed Interim Financial Statements.

                              IBS INTERACTIVE, INC.
                         Condensed Interim Balance Sheet
                                 March 31, 1998
                                 (in thousands)
                                   (unaudited)


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable.......................................................................          $    454
     Capital lease obligation, current portion...........................................                40
     Accounts payable and accrued expenses...............................................               755
     Current portion of deferred compensation............................................               230
     Accrued interest payable............................................................                20
     Income taxes payable................................................................               122
                                                                                                  ---------

           Total Current Liabilities.....................................................             1,621



Long term capital lease obligation.......................................................                58
Non-current liabilities..................................................................               361
Deferred tax liabilities.................................................................                44
                                                                                                  ---------

     Total Liabilities...................................................................             2,084
                                                                                                    -------



Stockholders' Equity
     Preferred Stock, $.01 par value, authorized 1,000,000 shares, none issued and
         outstanding.....................................................................                --
     Common Stock, $.01 par value, authorized 11,000,000 shares, 1,849,237 shares issued
         and outstanding.................................................................                19
     Additional paid in capital..........................................................             1,883
     Retained earnings...................................................................                54
                                                                                                   --------

     Total Stockholders' Equity..........................................................             1,956
                                                                                                    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $   4,040
                                                                                                  =========





        See accompanying Notes to Condensed Interim Financial Statements.

                              IBS INTERACTIVE, INC.
                   Condensed Interim Statements of Operations
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (unaudited)


                                                                 For the three months ended March 31,
                                                                          1998                     1997
                                                                          ----                     ----
Revenues......................................................    $      1,742           $         365
Cost of services..............................................           1,006                     249
                                                                 -------------           -------------
Gross profit..................................................             736                     116
Operating expenses:
     Selling, general and administrative......................             413                     235
     Amortization of intangibles..............................              34                      --
                                                                 -------------           -------------
Operating income (loss).......................................             289                    (119)
Interest expense..............................................              32                       2
Tax provision.................................................             117                      --
                                                                 -------------           -------------
Net income (loss).............................................             140                    (121)
                                                                 -------------           -------------
Earnings (loss) per share
Basic and Diluted.............................................   $        0.08          $        (0.07)
                                                                 -------------           -------------
Weighted average common shares outstanding
Basic.........................................................       1,805,766               1,685,225
Diluted.......................................................       1,850,989               1,685,225










        See accompanying Notes to Condensed Interim Financial Statements.

                              IBS INTERACTIVE, INC.
                   Condensed Interim Statements of Cash Flows
                           For the three months ended
                             March 31, 1998 and 1997
                                 (in thousands)
                                   (unaudited)



                                                                         For the three months ended March 31,
                                                                             1998                        1997
                                                                             ----                        ----
Cash Flows provided by Operating Activities............................   $    506                     $      57
Cash Flows used in Investing Activities................................        (93)                         (122)
Cash Flows (used in) provided by Financing Activities..................       (317)                           74
                                                                         ----------                    ---------
NET INCREASE IN CASH...................................................         96                             9
CASH at BEGINNING OF PERIOD............................................         96                           179
                                                                         ---------                      --------
CASH at END OF PERIOD..................................................   $    192                     $     188
                                                                         ==========                     ========



















        See accompanying Notes to Condensed Interim Financial Statements.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENT PRESENTATION

     a. The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These interim financial statements should be read in conjunction with the 1997 financial statements and the notes thereto included in the Company's Prospectus dated May 14, 1998. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

     b. The results of operations for the three months ended March 31, 1998 presented herein are not necessarily indicative of the results of operations expected for the year ending December 31, 1998.

     c. Net earnings per share was determined on the basis of the weighted average number of shares of common stock including, when applicable, dilutive stock options using the treasury stock method.

2.  SUBSEQUENT EVENTS

     a. On May 20, 1998, the Company completed an initial public offering (the "Offering") of 1,380,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), including the sale of 180,000 shares pursuant to the exercise in full of the underwriter's over-allotment option. The Company intends to use the net proceeds from the Offering in the approximate aggregate amount of $6,644,000 for: (i) potential acquisitions; (ii) network expansion; (iii) sales and marketing; (iv) payment of indebtedness; and (v) working capital and general corporate purposes.

     b.        Utilizing proceeds from the Offering, the Company has:

                    (1) Repaid unsecured promissory notes in the original principal amount of $200,000 issued in October 1997, together with accrued interest thereon at the rate of 8% per annum; and

                    (2) Repaid unsecured promissory notes in the original principal amount of $95,000 issued in August 1995, together with accrued interest thereon at the rate of 6% per annum.

     c. Upon consummation of the Offering, in connection with the conversion of a non-interest bearing demand note in the original principal amount of $150,000, the Company issued 25,000 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS, RISKS AND UNCERTAINTIES INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S PROSPECTUS DATED MAY 14, 1998. EXCEPT AS OTHERWISE REQUIRED TO BE DISCLOSED IN PERIODIC REPORTS REQUIRED TO BE FILED BY COMPANIES REGISTERED UNDER THE EXCHANGE ACT BY THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), THE COMPANY HAS NO DUTY AND UNDERTAKES NO OBLIGATION TO UPDATE SUCH STATEMENTS.

OVERVIEW

         The Company provides a broad range of computer networking, programming, applications development and Internet services primarily to businesses and organizations. The Company's revenues are derived principally from consulting fees earned in connection with the performance of systems integration services, recurring monthly Internet connectivity fees and consulting fees earned in connection with programming and applications development services.

         The Company commenced operations in June 1995 as an Internet service provider offering Web-site hosting services. Since April 1996, the Company has acquired Interactive Networks, Inc., Mordor International and Allnet Technology Services, Inc., each an Internet service provider principally offering dial-up access services. The Company began to provide Systems Integration and
Programming and Applications Development services in April 1996 and has increasingly emphasized such services. In January 1998, the Company acquired Entelechy, Inc., a provider of programming and applications development services, including distance learning and on-line trading applications. In January 1998, the Company also acquired substantially all of the assets of JDT Webwerx LLC (consisting primarily of computer equipment and intangible assets). The Company's consulting services generally produce higher profit margins than the Company's Internet services. For the three months ended March 31, 1998, Systems Integration, Programming and Applications Development and Internet services accounted for approximately 63%, 17% and 20%, respectively, of the Company's revenues as compared to 55%, 9% and 36%, respectively, for the year ended December 31, 1997.

         Although the Company was profitable during the three months ended March 31, 1998, the Company expects that operating expenses will increase significantly in connection with expansion activities that the Company anticipates undertaking, including those related to potential acquisitions of systems integrators, programmers, applications developers and Internet service providers, further development and upgrade of the Company's network and increased marketing activities. Utilizing proceeds from its initial public offering of Common Stock (the "Offering) consummated on May 20, 1998, the Company has begun, during the second quarter of 1998, to increase network development and marketing efforts resulting in an increase in operating expenses during such period. Accordingly, the Company's future profitability will depend on corresponding increases in revenues from operations.

         The Company is dependent on a limited number of clients for a substantial portion of its revenues. For the three months ended March 31, 1998, the Company's largest client, Aetna U.S. Healthcare Inc. ("Aetna"), which engaged the Company in October 1997 accounted for approximately 86% of the Company's revenues. Revenues derived from the Company's consulting contracts are generally non-recurring in nature. The Company's contract with Aetna provides for the Company to render services pursuant to purchase orders, each of which constitutes a separate contractual commitment by Aetna. As of the date of filing of this Quarterly Report, the Company continues to provide services to Aetna although such services are not being performed pursuant to written purchase orders issued under the Company's contract with Aetna or any other written contract with Aetna. The Company has not received any written purchase orders from Aetna for work to be performed subsequent to April 30, 1998. Non-renewal or termination of the Company's contract with Aetna or the failure by Aetna to issue additional purchase orders under the existing contract would have a material adverse effect on the Company. There can be no assurance that the Company will obtain additional contracts for projects similar in scope or profitability to those previously obtained from Aetna or any other client, that the Company will be able to retain existing clients or attract new clients or that the Company will not remain largely dependent on a limited client base which may continue to account for a substantial portion of the Company's revenues. In addition, the Company generally will be subject to delays in client funding; lengthy client review processes for awarding contracts; nonrenewal; delay, termination, reduction or modification of contracts in the event of changes in client policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses in the event of "fixed-price" contracts.

         The Company's expense levels are based on its expectations concerning future revenues and are fixed to a large extent. Any decline in demand for the Company's services or increases in expenses which are not offset by corresponding increases in revenue could have a material adverse effect on the Company. In May 1998, in connection with the consummation of the Offering, the Company incurred a non-recurring charge of $35,000 related to a private placement in October 1997 of certain of its securities (the "1997 Financing"). Additionally, the Company expects to incur charges of approximately $180,000, $197,000, $197,000 and $17,000 related to the acquisition of Entelechy, Inc. and annual charges in each of the years ending December 31, 1998, 1999, 2000, and 2001 in the amount of $27,000 in connection with the award in 1998 of a restricted stock grant to an executive officer.

         The Company anticipates that growth in its client and subscriber base will increase operating costs (including expenses related to network infrastructure and client support) and will require the Company to hire additional network engineers, programmers and technical personnel. The Company currently has 49 full-time employees. The Company has entered into employment agreements with eighteen of its employees, including its executive officers, which provide for aggregate salaries of $1,113,000 during the year ended December 31,

1998. The Company anticipates hiring up to four additional employees to market and sell the Company's services. The Company also intends to hire up to three additional technical and support personnel.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,1998 COMPARED TO THREE MONTHS ENDED MARCH 31,1997

Revenues:

Revenues increased by $1,377,000 or 377% from $365,000 for the three months ended March 31, 1997 ("1997") to $1,742,000 the three months ended March 31, 1998 ("1998"). Revenues for 1998 primarily from Systems Integration services and, to a lesser extent, Programming and Applications Development services were higher than those recognized in 1997. Additionally, the continued expansion of the Company's network infrastructure during 1998 resulted in additional Internet access subscribers and related revenue. During 1998, Aetna, the Company's largest client, accounted for 86% of the Company's aggregate revenue. Aetna engaged the Company for the provision of services in October 1997.

Cost of Services:

Cost of Services consists primarily of expenses relating to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants. Cost of services increased by $757,000, or 304%, from $249,000 for 1997 to $1,006,000 for 1998.
This is a result principally of increases in salaries and expenses paid to an increased number of engineering, programming and technical personnel whose services are billed by the Company to clients and which are directly related to the provision of services offered. Additionally, the Company incurred increased telecommunications and Internet access costs due to expansion of the Company's network and an increase in the number of Internet access subscribers. The Company expects that these costs will continue to increase in the future to the extent the Company is able to expand its client and subscriber base, and to the extent the Company is able to expand its service offerings and network.

Selling, general and administrative:

Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $178,000 or 75.7% from $235,000 in 1997 to $413,000 for 1998. This increase is primarily attributed to the hiring of additional personnel whose salaries, in whole or in part, are not directly allocable to hours billed for services rendered to clients and additional costs incurred in connection with expanded administrative functions. The Company expects to incur additional charges in the amount of approximately $180,000, $179,000, $197,000 and $17,000 in each of the years ending December 31, 1998, 1999, 2000, 2001, respectively, in connection with the acquisition of Entelechy, Inc. The Company also expects to incur annual charges in the amount of $27,000 through the year ending December 31, 2001 in connection with the award in 1998 of a restricted stock grant to an executive officer. The charges related to each of the acquisition of Entelechy, Inc. and the restricted stock grant are expensed ratably during the year.

Amortization of Intangible Assets:

Amortization of intangible assets increased by $34,000, from $-0- for 1997 to $34,000 for 1998. This increase is primarily attributed to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of Mordor International and Allnet Technology Services, Inc. which were consummated in May 1996 and April 1997, respectively.

Interest:

Interest expense consists of interest on indebtedness and capital leases and financing charges in connection with the 1997 Financing. Interest expense increased by $30,000, or 977%, from $2,000 for 1997 to $32,000 for 1998. This increase was principally attributable to expenses incurred in connection with the 1997 Financing. The promissory notes in the original principal amount of $200,000 issued in connection with the 1997 Financing were repaid in full immediately after the consummation of the Offering.

Net Income:

As a result of the foregoing, the Company achieved net income of $140,000 for 1998 compared to a net loss of $121,000 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund expenses in connection with providing consulting services to clients and Internet access to subscribers. The Company has historically satisfied its working capital requirements principally through the issuance of equity and debt securities and borrowings.

         At March 31, 1998, the Company had negative working capital of $32,000, compared to positive working capital of $333,000 at March 31,1997. The decrease in liquidity resulted primarily from an increase in 1998 in accounts receivable in the amount of $282,000 and taxes payable in the amount of $97,000.

         Net cash provided from operating activities increased from $57,000 in 1997 to $506,000 in 1998. This change was primarily attributed to: (i) increased operational activity undertaken by the Company in 1998 which resulted in net income in the amount of $140,000, compared to a net loss in the amount of $121,000 for 1997; (ii) increases in 1998 in accounts receivable in the amount of $282,000; (iii) decreases during 1998 in deferred revenue in the amount of $238,000; (iv) increases in 1998 in income taxes in the amount of $97,000; and
(v) increases in 1998 in depreciation/amortization in the amount of $91,000.

         Net cash used in investing activities decreased from $122,000 for 1997 to $93,000 for 1998 due to decreased capital expenditures.

         Net cash provided by financing activities was $74,000 for 1997, compared to net cash used by financing activities in the amount of $317,000 for 1998. This change is primarily attributable to $354,000 in deferred costs associated with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company issued and sold 1,380,000 shares of Common Stock and received net proceeds in the approximate amount of $6,644,000.

         At March 31, 1998, the Company had outstanding indebtedness owing to Interchange State Bank in the amount of $9,000. This indebtedness, which was repaid in full subsequent to March 31, 1998, bore interest at the rate of 10% per annum, and was secured by a lien on substantially all the assets of the Company and the personal guarantees of Messrs. Loglisci and Alteri.

         At March 31, 1998, the Company had capital lease obligations in the aggregate amount of $105,000. These capital lease obligations are secured by the personal guarantees of Messrs. Loglisci, Frederick and Alteri. In addition, certain of these capital lease agreements are secured by the equipment which is the subject of the capital lease.

Part II       OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS.

         In January 1998, the Company became aware of a threatened suit for breach of contract and wrongful termination on the basis of race and gender discrimination in connection with its dismissal of an employee in December 1997. The claimant has asserted that she is entitled to compensation payable under a two-year employment agreement between claimant and the Company. The employment agreement provides for the payment by the Company of an annual salary over a two-year term in the amount of $38,000. The claimant is seeking an amount equivalent to six months salary, plus attorneys' fees of $1,000, aggregating $20,000 in settlement of the matter. The Company was notified on June 16, 1998 that the claim has been forwarded to the Equal Employment Opportunity Commission for review. No action is required by the Company at this time. There can be no assurance that this matter will be resolved in a manner favorable to the Company.

         In February 1998, the Company became aware of a threatened suit for damages and expenses allegedly incurred by an individual and other persons and or/companies that the individual claims to represent resulting from the Company's termination of a subscriber's Internet access service. The claimant also alleges that the Company's termination of service was a violation of the claimant's civil rights. The claimant seeks an unspecified amount of expenses and damages. There can be no assurance that this matter will be resolved in a manner favorable to the Company.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (A) In connection with the Offering, on March 10, 1998, the Company amended and restated its Certificate of Incorporation, as amended, to among other things: (i) increase the authorized capital stock of the Company from 3,000 shares of common stock to 12,000,000 shares, of which 11,000,000 shares were designated Common Stock and 1,000,000 shares were designated as preferred stock; (ii) change the par value of the authorized capital stock from no par value to $.01 per share; and (iii) provide for a 1,029.1-to-1 split of the issued and outstanding common stock.

          (B) Not applicable.

          (C) On January 31, 1998, the Company acquired all of the issued and outstanding capital stock of Entelechy, Inc. ("Entelechy"), in exchange for 277,434 shares of Common Stock. The Company relied upon an exemption from registration in connection with the issuance of such securities permitted by
Section 4(2) of the Securities Act. The Company issued 147,310 shares of Common Stock at the closing of the acquisition transaction on January 31, 1998, and will issue a total of 130,124 shares (the "Contingent Shares") ratably on each of the first, second and third anniversary of the acquisition closing date. The issuance of such shares is contingent upon the former Entelechy stockholders, to whom such shares are issuable, remaining in the continuous employ of the Company. The purchase price of Entelechy will be established based upon the value of shares issued at closing. The

Company's final determination of the Entelechy purchase price is subject to the completion of various valuations, analyses and closing adjustments. The values ascribed to the Contingent Shares (assuming that the former Entelechy stockholders remain employees of the Company) will result in a charge to operations as such shares are earned through each fiscal year until December 31, 2001. The Company estimates that the charges to operations will approximate $180,000, $197,000, $197,000 and $17,000 in the years ending December 31, 1998,
1999, 2000 and 2001, respectively.

          (D) On March 14, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-47741), relating to the Offering was declared effective by the Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of Common Stock, including 180,000 shares of Common Stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,644,000. Additionally, the Company registered 120,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

              The Registration Statement was declared effective subsequent to the end of the three month period ended March 31, 1998 for which this Quarterly Report on Form 10-QSB is being filed. Through the end of the three month period ended March 31, 1998, the Company had incurred deferred costs relating to the Offering in the amount of $354,000. Such expenses related to legal, accounting, underwriting and registration fees. During the three month period ended March 31, 1998, the Company did not receive and as a result did not use any proceeds from the Offering.

Item 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              (A) On March 9, 1998 the holders of a majority of the issued and outstanding Common Stock acted pursuant to the written Consent of Holders of a Majority of the Outstanding Capital Stock of the Company.

              (B)     Not Applicable.

              (C) On March 9, 1998, pursuant to a written consent, the holders of a majority of the issued and outstanding capital stock of the Company approved and authorized a restatement and amendment to the Company's Certificate of Incorporation, as amended, which restatement and amendment (i) increased the authorized capital stock of the Company from 3,000 shares of common stock to 12,000,000 shares, of which 11,000,000 shares were designated Common Stock and 1,000,000 shares were designated preferred stock,
(ii) changed the par value of the authorized capital stock from no par to $.01 per share, (iii) provided for a 1,029.1-to-1 split of the issued and outstanding common stock, and (iv) changed the name of the Company to IBS Interactive, Inc.

Item 5.       OTHER INFORMATION.

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (A)       Exhibits

                        The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

                            Exhibit Number           Description of Exhibit
                            --------------           ----------------------
                                27 Financial data schedule for the three month period ended March 31,1998

              (B) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IBS INTERACTIVE, INC.



                                            By:/s/ Nicholas R. Loglisci, Jr.
                                               Nicholas R. Loglisci,Jr.
                                               President and Chief Operating
                                               Officer (Principal Executive
                                               Officer)



                                            By:/s/ Jeffrey E. Brenner
                                               Jeffrey E. Brenner
                                               Sr. Vice President, Finance and
                                               Administration (Principal
                                               Financial and Accounting Officer)





                               Date: June 26, 1998

                                 EXHIBIT INDEX

                            Exhibit Number           Description of Exhibit
                            --------------           ----------------------
                                27 Financial data schedule for the three month period ended March 31,1998