Form 10QSB
period 1998-06-30
IBS INTERACTIVE INC
filed 1998-08-14
CIK 1057257

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ------------------
                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998 (Second quarter of fiscal 1998)

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from_____________ to ________________

                           Commission File No. 0-24073

                              IBS INTERACTIVE, INC.
        (Exact name of Small Business Issuer as specified in its Charter)

             DELAWARE                                      13-3817344
   (State or other jurisdiction                     (I.R.S. Employer I.D. No.)
 of incorporation or organization)

                               2 RIDGEDALE AVENUE
                                    SUITE 350
                             CEDAR KNOLLS, NJ 07927
                    (Address of Principal Executive Offices)

                                 (973) 285-2600
              (Registrant's Telephone Number, including Area Code)

        ---------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days. Yes |X|
No

         As of June 30, 1998, 3,384,401 shares of the issuer's common stock, par value .01 per share, were outstanding.

         Transitional Small Business Disclosure Format? Yes | |  No |X|




--------------------------------------------------------------------------------

                              IBS INTERACTIVE, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1. FINANCIAL STATEMENTS
        Condensed Interim Balance Sheet as of June 30, 1998
        (unaudited) and December 31, 1997.............................    3

         Condensed Interim Statements of Income for the three months ended June 30, 1998 and 1997, and the six months ended
         June 30,  1998 and 1997(unaudited)...........................    5

         Condensed Interim Statements of Cash Flows for the six months
         ended June 30, 1998 and 1997 (unaudited......................    6

         Notes to Condensed Interim Financial Statements..............    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...    8


PART II. OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................    12

ITEM 2. DEFAULT UPON SENIOR SECURITIES................................    13

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    13

ITEM 4. OTHER INFORMATION.............................................    14

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K..............................    14

SIGNATURES............................................................    15

ITEM 1.       FINANCIAL STATEMENTS.

                                               IBS INTERACTIVE, INC.
                                              Condensed Balance Sheet
                                                  (in thousands)



ASSETS                                                                                   June 30, 1998       December 31,
                                                                                          (UNAUDITED)            1997
                                                                                         -------------       ------------

Current Assets
       Cash.....................................................................          $   7,010               $   95
       Accounts receivable (net of allowance for doubtful
          accounts of $49)......................................................              1,041                1,636
       Prepaid expenses.........................................................                 45                    -
       Deferred tax asset.......................................................                 64                   50
                                                                                                 --                   --
                  Total Current Assets..........................................             $8,160               $1,781
Property and equipment, net.....................................................                558                  518
Intangible assets...............................................................                843                   56
Deferred compensation...........................................................                616                    -
Deferred offering costs.........................................................                  -                   45
Other assets....................................................................                 32                   51
                                                                                          ---------            ---------

                  TOTAL ASSETS..................................................            $10,209               $2,451
                                                                                          =========            =========













        See accompanying Notes to Condensed Interim Financial Statements.

                                               IBS INTERACTIVE, INC.
                                              Condensed Balance Sheet
                                                  (in thousands)



LIABILITIES & STOCKHOLDERS' EQUITY                                                          June 30, 1998     December 31,
                                                                                              (UNAUDITED)        1997
                                                                                            -------------     ------------

Current Liabilities
     Capital lease obligation, current portion.......................................     $       45                 42
     Accounts payable and accrued expenses...........................................            672                521
     Current portion of deferred compensation........................................            226                  -
     Income taxes payable............................................................              -                 25
     Other current liabilities ......................................................              -                626
                                                                                             -------          ---------

           Total Current Liabilities.................................................            943              1,214
                                                                                              ------           --------



Long term capital lease obligation...................................................             39                 64
Non-current liabilities..............................................................            480                  -
Deferred tax liabilities.............................................................             44                 34
                                                                                           ---------          ---------

     Total Liabilities...............................................................          1,506              1,312
                                                                                             -------            -------



Stockholders' Equity
     Preferred Stock, $.01 par value, authorized 1,000,000 shares, none issued and
         outstanding.................................................................             --                 --
     Common Stock, $.01 par value, authorized 11,000,000 shares, 3,384,401 shares
         issued and outstanding......................................................             34                 17
     Additional paid in capital......................................................          8,662              1,207
     Retained earnings (Accumulated Deficit).........................................              7                (85)
                                                                                             -------          ----------

     Total Stockholders' Equity......................................................          8,703              1,139
                                                                                             -------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  10,209           $  2,451
                                                                                           =========           ========


        See accompanying Notes to Condensed Interim Financial Statements.

                                 IBS INTERACTIVE, INC.
                        Condensed Interim Statements of Operations
                      For the three months ended June 30, 1998 and 1997
                        and the six months ended June 30, 1998 and 1997
                                      (in thousands)
                                       (unaudited)



                                                                 Six months ended June 30,             Three months ended June 30,
                                                                   1998             1997                  1998              1997
                                                                   ----             ----                  ----              ----


Revenues...............................................            $3,233           $ 649                1,492               284
Cost of services.......................................             1,982             179                  977               105
                                                                   ------         -------               ------             ------
Gross profit...........................................             1,251             470                  515               179
Operating expenses:
     Selling, general and administrative...............               867             649                  486               245
     Amortization of intangible assets.................                84               6                   51                 3
       Deferred compensation expense...................                89               0                   56                --
                                                                   ------         -------               ------             ------
Operating income (loss)................................               211            (185)                 (78)              (69)
Interest expense (income)..............................                (8)              2                  (40)                2
Tax provision (benefit)................................               116              --                    1                --
                                                                    ------        -------               -------            ------
Net income (loss)......................................               103            (187)                 (37)              (71)
                                                                    ------        -------               -------            ------
Earnings (loss) per share
Basic and Diluted......................................             $0.04          $(0.11)              $(0.01)            $(0.04)
                                                                    ------        -------               -------            ------

Weighted average common shares outstanding
Basic..................................................          2,200,357       1,685,160            2,577,880           1,686,085
Diluted................................................          2,352,842       1,685,160            2,721,924           1,686,085










        See accompanying Notes to Condensed Interim Financial Statements.

                                             IBS INTERACTIVE, INC.
                                  Condensed Interim Statements of Cash Flows
                                            for the six months ended
                                             June 30, 1998 and 1997
                                                 (in thousands)
                                                  (unaudited)


                                                                                 Six months ended June 30,
                                                                             1998                       1997
                                                                             ----                       ----

Cash Flows provided by Operating Activities............................     $  841                 $      51
Cash Flows used in Investing Activities................................       (153)                     (226)
Cash Flows provided by Financing Activities............................      6,226                       126
                                                                          ---------                ----------
NET INCREASE (DECREASE)IN CASH.........................................      6,914                       (49)
CASH at BEGINNING OF PERIOD............................................         96                       179
                                                                          ---------                ----------
CASH at END OF PERIOD..................................................    $ 7,010                  $    130
                                                                           ========                ==========












        See accompanying Notes to Condensed Interim Financial Statements.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENT PRESENTATION

     a. The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed interim financial statements should be read in conjunction with Company's audited financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Prospectus dated May 14, 1998. In the
          Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown herein have been included.

     b The results of operations for the six months ended June 30, 1998 presented herein are not necessarily indicative of the results of operations expected for the year ending December 31, 1998.

     c. Net earnings per share was determined on the basis of the weighted average number of shares of common stock including, when applicable, dilutive stock options using the treasury stock method.



2.   INITIAL PUBLIC OFFERING

          On May 20, 1998, the Company completed an initial public offering (the "Offering") of 1,380,000 shares of its Common Stock, par value $.01 par share (the "Common Stock"), including the sale of 180,000 shares pursuant to the exercise in full of the underwriters over-allotment option. The net proceeds of the Offering received by the Company approximated $6,630,000.


3.   SUBSEQUENT EVENTS

         a. On July 15, 1998, the Company entered into a non-binding letter of intent to acquire 100% of the outstanding membership interests of DESIGNFX Interactive LLC, a New Jersey limited liability company. The offering price, which is payable in shares of Common Stock, is estimated to be $1,260,000, subject to adjustment. DESIGNFX Interactive LLC provides web development, programming and network services to customers in the southern New Jersey and Philadelphia, Pennsylvania area.

         b. On July 29, 1998, Aetna Insurance Company ("Aetna") renewed the professional services agreement with the Company through December 2000. Pursuant to such agreement, the Company will provide to Aetna on-site PC support that includes hardware setup, troubleshooting and desk help services.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors, risks and uncertainties including those set forth under the caption "Risk Factors" in the Company's Prospectus dated May 14, 1998. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the Securities and Exchange Commission (the "Commission"), the Company has no duty and undertakes no obligation to update such statements.


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

         The Company commenced operations in June 1995 as an Internet service provider offering Web-site hosting services. Since April 1996, the Company has acquired Interactive Networks, Inc., Mordor International ("Mordor") and Allnet Technology Services, Inc. ("Allnet"), each an Internet service provider principally offering dial-up access services. The Company began to provide Systems Integration and Programming and Applications Development services in April 1996 and has increasingly emphasized such services. In January 1998, the Company acquired Entelechy, Inc. ("Entelechy"), a provider of programming and applications development services, including distance learning and on-line trading applications. In January 1998, the Company also acquired substantially all of the assets of JDT Webwerx LLC (consisting primarily of computer equipment and intangible assets). The Company's consulting services generally produce higher profit margins than the Company's Internet services. For the six months ended June 30, 1998, Systems Integration, Programming and Applications Development and Internet services accounted for approximately 81%, 3% and 16%, respectively, of the Company's revenues as compared to 55%, 9% and 36%, respectively, for the year ended December 31, 1997.

         The Company expects that operating expenses in future periods will increase significantly in connection with expansion activities the Company anticipates undertaking, including those related to potential acquisitions of systems integrators, programmers, applications developers and Internet service providers, further development and upgrade of the Company's network, increased marketing activities and increased general and administrative expenses. During the second quarter of 1998, the Company hired 7 new employees, began incurring additional expenses as a result of increased investor relations activities in connection with and subsequent to the consummation of the Offering, incurred expenses in connection with the opening of an additional office facility in West Long Branch, New Jersey and increased its expenditures in connection with network development and marketing efforts. As a result, operating expenses increased during such period. Such increase was not, however, offset by a corresponding increase in revenues. As a result, the Company incurred a net loss for the three months ended June 30, 1998 in the amount of $37,000. The Company's profitability for the remainder of 1998 and the year ended December 31, 1998 will depend on increases in revenues from operations in excess of anticipated increases in expenses.

         The Company's expense levels are based on its expectations concerning future revenues and are fixed to a large extent. Any decline in demand for the Company's services or increases in expenses which are not offset by corresponding increases in revenue could have a material adverse effect on the Company. In May 1998, in connection with the consummation of the Offering, the Company incurred a non-recurring charge of $35,000 relating to a private placement in October 1997 of certain of its securities (the "1997 Financing"). Additionally, the Company expects to incur charges of approximately $180,000 (of which $82,000 has been expensed during the six months ended June 30, 1998), $197,000, $197,000 and $17,000 related to the acquisition of Entelechy and annual charges in each of the years ending December 31, 1998, 1999, 2000, and 2001 in the amount of $27,000 (of which $7,000 has been expensed during the six months ended June 30, 1998) in connection with the award in 1998 of a restricted stock grant to an executive officer. The charges related to each of the acquisition of Entelechy and the award of restricted stock will be expensed ratably during the year.

         The Company anticipates that growth in its client and subscriber base will increase operating costs (including expenses related to network infrastructure and client support) and will require the Company to hire additional network engineers, programmers and technical personnel. The Company currently has 56 full-time employees. The Company has entered into employment agreements with eighteen of its employees, including its executive officers, which provide for aggregate salaries of $2,525,000 during the year ended December 31, 1998. The Company anticipates hiring up to four additional employees to market and sell the Company's services. The Company also intends to hire up to three additional technical and support personnel.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues:

Revenues increased by $2,584,000 from $649,000 for the six months ended June 30, 1997 ("1997") to $3,233,000 the six months ended June 30, 1998 ("1998").
Revenues for 1998 primarily from Systems Integration services and, to a lesser extent, Programming and Applications Development services were significantly higher than those recognized in 1997. Additionally, the continued expansion of the Company's network infrastructure during 1998 resulted in additional Internet access subscribers and related revenue. The Company's largest customer (which engaged the Company in October 1997) accounted for 76% of the Company's aggregate revenue for 1998.

Cost of Services:

Cost of Services consists primarily of expenses relating to the operation of the network, including salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants, telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, and the cost of equipment and applications sold to clients and subscribers. Cost of services increased by $1,803,000, from $179,000 for 1997 to $1,982,000 for 1998. This is a result principally of increases in salaries and expenses paid to an increased number of engineering, programming and technical personnel whose services are billed by the Company to clients and which are directly related to the provision of services offered. Additionally, the Company incurred increased telecommunications and Internet access costs due to expansion of the Company's network and an increase in the number of Internet access subscribers. The Company expects that these costs will continue to increase in the future to the extent the Company is able to expand its client and subscriber base, and to the extent the Company is able to expand its service offerings and network.

Selling, general and administrative:

Selling, general and administrative expenses consist primarily of salaries and costs associated with sales personnel, marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $212,000 or 32.4% from $655,000 in 1997 to $867,000 for 1998. This increase is primarily attributed to the hiring of additional personnel whose salaries, in whole or in part, are not directly allocable to hours billed for services rendered to clients and additional costs incurred in connection with expanded administrative functions. The Company expects to incur additional charges in the amount of approximately $180,000 (of which $82,000 has been expensed during the six months ended June 30, 1998), $197,000 and $17,000 in each of the years ending December 31, 1998, 1999, 2000, 2001, respectively, in connection with the acquisition of Entelechy. The Company also expects to incur annual charges in the amount of $27,000 (of which $7,000 has been expensed during the six months ended June 30, 1998) through the year ending December 31, 2001 in connection with the award in 1998 of a restricted stock grant to an executive officer. The charges related to each of the acquisition of Entelechy and the restricted stock grant are expensed ratably during the year.


Amortization of Intangible Assets:

Amortization of intangible assets increased by $78,000, from $6,000 for 1997 to $84,000 for 1998. This increase is primarily attributable to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of each of Mordor, Allnet and Entelechy which were consummated in May 1996, April 1997 and January 1998, respectively.

Interest Expense (Income):

Interest expense (income) consists of interest on indebtedness and capital leases and financing charges in connection with the 1997 Financing less interest income and interest earned on invested funds. Interest expense (income) changed by $10,000 from interest expense (net) of approximately $2,000 for 1997 to interest income (net) of $8,000 for 1998. This change was attributable to increased interest income resulting from an increase in invested funds due principally from the receipt in May 1998 of net proceeds from the Offering in the approximate amount of $6,630,000 offset by financing charges accrued in connection with the 1997 Financing. The promissory notes in the original principal amount of $200,000 issued in connection with the 1997 Financing were repaid in full immediately after the consummation of the Offering.

Net Income:

As a result of the foregoing, the Company achieved net income of $103,000 for 1998 compared to a net loss of $187,000 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund expenses in connection with providing consulting services to clients and Internet access to subscribers. The Company has historically satisfied its working capital requirements principally through the issuance of equity and debt securities and borrowings.

         At June 30, 1998, the Company had working capital of $7,217,000, compared to working capital of $230,000 at June 30, 1997. The increase in liquidity resulted primarily from the receipt of net proceeds from the Offering in the amount of $6,630,000.

         Net cash provided from operating activities increased from $51,000 for 1997 to $841,000 for 1998. This change was primarily attributed to: (i) increased operational activity undertaken by the Company in 1998 which resulted in net income in the amount of $103,000, compared to a net loss in the amount of $187,000 for 1997; (ii) increases in 1998 in accounts receivable in the amount of $525,000; (iii) decreases during 1998 in deferred revenue in the amount of $238,000; and (iv) increases in 1998 in depreciation/amortization in the amount of $150,000.

         Net cash used in investing activities decreased from $226,000 for 1997 to $153,000 for 1998 due to decreased capital expenditures.

         Net cash provided by financing activities increased from $126,000 for 1997 to $6,226,000 for 1998. This change is primarily attributable to receipt by the Company of net proceeds from the Offering in the amount of $6,636,000 offset by the repayment of financing debt including the promissory notes in the original principal amount of $200,000 issued in connection with the 1997 Financing.

         At June 30, 1998, the Company had capital lease obligations in the aggregate amount of $84,000. These capital lease obligations are secured by the personal guarantees of each of Nicholas R. Loglisci Jr., the Company's President and Chief Operating Officer, Clark D. Frederick, the Company's Chief Technical Officer, and Frank R. Altieri, Jr., the Company's Chief Information Officer. In addition, certain of these capital lease agreements are secured by the equipment, which is the subject of the capital lease. In May 1998, the Company secured equipment lines of credit from Ascend Credit Corp, Cisco Systems Capital Corp. and PAM Financial Corp., each in the amount of $500,000.

         During the three month period ending June 30, 1998, the Company obtained a line of credit in the amount of $1.5 million from First Union
National Bank. The line of credit is for a one year period effective July 1, 1998. At June 30, 1998, the Company had no outstanding indebtedness under such line of credit. In May of 1998, the Company repaid in full all of its outstanding indebtedness in the amount of $9,000 to Interchange State Bank.


Part II.      OTHER INFORMATION


Item 1.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (A) In connection with the Offering, on April 21, 1998, the Company effected a 1.19-for-1 split of the issued and outstanding Common Stock.

     (B)  Not applicable.

     (C)  Not applicable.

     (D) On May 14, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-47741) ( the "Registration Statement"), relating to the Offering, was declared effective by the Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of Common Stock, including 180,000 shares of Common Stock issued in connection with the exercise in full of the underwriter's over-allotment option, at an initial public offering price of $6.00 per share, resulting in proceeds to the Company (net of underwriting discounts, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,630,000. Additionally, the Company registered 120,000 shares of Common Stock underlying warrants to purchase Common Stock which warrants were sold to the underwriter by the Company for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at an initial exercise price of $8.10 per share.

         From the effective date of the Registration Statement through June 30, 1998, the Company incurred expenses in connection with the insurance and distribution of securities in the Offering in the actual amount of $1,636,000. Such expenses include underwriting discounts and commissions in the amount of $828,000, expenses paid to or for the underwriting in the amount of $248,400 and other expenses in the amount of $559,600. The Company believes that none of these payments were made, directly or indirectly, to (i) directors or officers of the Company or their affiliates; (ii) persons owning ten percent or more of the Common Stock; or (iii) affiliates of the Company.

         From the effective date of the Registration Statement through June 30, 1998, the Company applied an aggregate of $321,000 of the net proceeds of the Offering for repayment of indebtedness. Except for repayment of indebtedness in the respective principal amounts of $10,000, $28,750, $25,000 and $50,000 ($113,750 in the aggregate) owed by the Company to Nicholas Loglisci Sr., the father of Nicholas R. Loglisci, Jr., Steven Loglisci, the brother of Nicholas R. Loglisci, Jr., Frank R.. Altieri, Sr., the father of Frank R, Altieri, Jr., and Barrett N. Wissman, a Director of the Company, the Company believes that none of such payments were made, directly or indirectly, to (i) directors or officers of the Company or their affiliates; (ii) persons owning ten percent or more of the Common Stock; or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998. The remaining net proceeds of the Offering in the amount of $5,931,000 are invested primarily in Commercial Paper.

Item 2.       DEFAULTS UPON SENIOR SECURITIES.

              None

Item 3.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None

Item 4.       OTHER INFORMATION.

              Submission of Stockholder Proposals and Discretionary Voting Authority.

              Proposals which are intended to be presented by stockholders of the Company at and included in the proxy statement relating to the Company's 1999 Annual Meeting of Stockholders must be received by the Company a reasonable time in advance of the time the Company mails its proxy materials for such meeting. Additionally, proxies solicited by management of the Company in connection with the Company's 1999 Annual Meeting of Stockholders may confer upon management of the Company discretionary authority to vote on any matter sought to be transacted at such a meeting if the Company is not notified of such matter a reasonable period of time in advance of the time it mails its proxy materials relating to such meeting. The Company's Restated By-laws provide that the Annual Meeting of Stockholders may be held on such date, at such time and at such place as the Board of Directors designates or if no date and time are fixed at 10:00 a.m. on the first Friday in June of each year.

Item 5.       EXHIBITS AND REPORTS ON FORM 8-K.

              (A)  EXHIBITS

                   The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

                        EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
                        --------------           ----------------------

                              27 Financial data schedule for the six month period ended June 30, 1998

              (B)  REPORTS ON FORM 8-K

                   No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBS INTERACTIVE, INC.


                                             /s/ Nicholas R. Loglisci, Jr.
                                        By:-------------------------------------
                                           Nicholas R. Loglisci, Jr.
                                           President and Chief Operating Officer
                                           (Principal Executive Officer)


                                             /s/ Jeffery E. Brenner
                                        By:-------------------------------------
                                           Jeffery E. Brenner
                                           Sr. Vice President, Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)



                              Date: August 14, 1998