Form 10QSB
period 1998-09-30
IBS INTERACTIVE INC
filed 1998-11-16
CIK 1057257

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------
                                 FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998 (Third quarter of fiscal 1998)

                                      OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from_____________ to ________________

                         Commission File No. 0-24073

                            IBS INTERACTIVE, INC.
      (Exact name of Small Business Issuer as specified in its Charter)

            DELAWARE                                         13-3817344
(State or other jurisdiction of                       (I.R S. Employer I.D. No.)
incorporation or organization)


                              2 RIDGEDALE AVENUE
                                  SUITE 350
                            CEDAR KNOLLS, NJ 07927
                   (Address of Principal Executive Offices)

                                (973) 285-2600
             (Registrant's Telephone Number, Including Area Code)

            --------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                       Year, if Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|  No |_|

      As of November 12, 1998, 3,430,488 shares of the issuer's common stock, par value $.01 per share, were outstanding.

      Transitional  Small Business  Disclosure  Format (check one): Yes |_|
No |X|

================================================================================

                            IBS INTERACTIVE, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE NO.

ITEM 1. FINANCIAL STATEMENTS

      Condensed Interim Balance Sheet as of September
      30, 1998 (unaudited).....................................     1

      Condensed Interim Statements of Operations for
      the three and nine months ended September 30,
      1998 and 1997, (unaudited)...............................     3

      Condensed Interim Statements of Cash Flows for
      the nine months ended September 30, 1998 and
      1997 (unaudited).........................................     4

      Notes to Condensed Interim Financial Statements..........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................     7

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................    12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............    12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................    13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...    13

ITEM 5.  OTHER INFORMATION.....................................    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................    13

SIGNATURES.....................................................    14

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                              IBS INTERACTIVE, INC.
                         Condensed Interim Balance Sheet
                            (unaudited, in thousands)


ASSETS                                                      SEPTEMBER 30, 1998
                                                            ------------------
Current Assets
     Cash and cash equivalents........................           $ 6,071
     Accounts receivable (net of allowance for doubtful            2,308
       accounts of $43)...............................
     Prepaid expenses.................................                57
     Deferred tax assets..............................               137
     Other current assets.............................                14
                                                                 -------
            Total Current Assets......................             8,587
                                                                 -------
Property and equipment, net...........................               894
Intangible assets.....................................               796
Intangible asset - deferred compensation..............               715
Other assets..........................................               114
                                                                 -------

            TOTAL ASSETS..............................           $11,106
                                                                 =======




        See Accompanying Notes to Condensed Interim Financial Statements.

                                 IBS INTERACTIVE, INC.
                            Condensed Interim Balance Sheet
                               (unaudited, in thousands)


LIABILITIES & STOCKHOLDERS' EQUITY                            SEPTEMBER 30, 1998
                                                              ------------------
Current Liabilities
   Long term debt and capital lease obligations, current          $     539
   portion .................................................
   Accounts payable and accrued expenses....................            992
   Current portion of deferred compensation.................            391
   Other current liabilities................................            105
                                                                  ---------

        Total Current Liabilities...........................          2,027
                                                                  ---------



Long term debt and capital lease obligations................            147
Non-current liabilities.....................................            563
Deferred tax liabilities....................................             48
                                                                  ---------
   Total Liabilities........................................          2,785
                                                                  ---------



Stockholders' Equity
   Preferred Stock, $.01 par value, authorized 1,000,000
      shares, none issued and outstanding...................             --
   Common Stock, $.01 par value, authorized 11,000,000
      shares, 3,431,221 shares issued and outstanding.......             34
   Additional paid in capital...............................          9,653
   Accumulated deficit......................................         (1,366)
                                                                  ----------

   Total Stockholders' Equity...............................          8,321
                                                                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $11,106
                                                                  =========





        See Accompanying Notes to Condensed Interim Financial Statements.

                              IBS INTERACTIVE, INC.
                   Condensed Interim Statements of Operations
For the three months ended September 30, 1998 and 1997 and the nine months ended
                           September 30, 1998 and 1997
                            (unaudited, in thousands)


                                                 Nine months ended      Three months ended
                                                   September 30,           September 30,
                                                ------------------     ---------------------
                                                1998          1997      1998           1997
                                                ----          ----      ----           ----
Revenues..................................   $  6,091        $1,359     2,183         $  479
Cost of services..........................      3,759           945     1,377            383
                                              -------        ------    ------         ------
Gross profit..............................      2,332           414       806             96
Operating expenses:
   Selling, general and administrative....      1,841         1,284       728            380
   Amortization of intangible assets......        147            55        58             24
       Compensation expense-non cash......        188             -        99              -
                                              -------        ------    ------         ------
Operating income (loss)...................        156          (925)      (79)          (308)
Interest expense (income), net............        (58)           23       (60)             9
                                              -------        ------    ------         ------
Income (loss) before income taxes.........        214          (948)      (19)          (317)

Tax provision.............................        120             -         4              -
                                              -------        ------    ------         ------

Net income (loss).........................    $    94        $ (948)     $(23)          (317)
                                              =======        ======    ======         ======
Earnings (loss) per share
Basic and Diluted........................     $  0.03        $(0.50)   $(0.01)        $(0.17)
                                              -------        ------    ------         ------
Weighted average common shares
  outstanding
Basic....................................   2,773,777     1,889,901 3,485,278      1,899,304
Diluted..................................   2,862,254     1,889,901 3,544,649      1,899,304




        See Accompanying Notes to Condensed Interim Financial Statements.

                              IBS INTERACTIVE, INC.
                   Condensed Interim Statements of Cash Flows
                            for the nine months ended
                           September 30, 1998 and 1997
                            (unaudited, in thousands)



                                                 Nine months ended September 30,
                                                    1998                1997
                                                    ----                ----

Cash Flows used in Operating Activities......... $  (133)           $    (627)
Cash Flows used in Investing Activities.........    (485)                (257)
Cash Flows provided by Financing Activities.....   6,565                  779
                                                 -------            ---------
NET INCREASE (DECREASE) IN CASH
and CASH EQUIVALENTS............................   5,947                 (105)

CASH and CASH EQUIVALENTS
at BEGINNING of PERIOD..........................     124                  181
                                                 -------            ---------

CASH and CASH EQUIVALENTS
at END of PERIOD................................ $ 6,071            $      76
                                                 =======            =========




        See Accompanying Notes to Condensed Interim Financial Statements.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENT PRESENTATION

     a. The condensed interim financial statements of IBS Interactive, Inc. ("IBS," or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Prospectus dated May 14, 1998. In the
          Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown herein have been included. As discussed in Note 2, the Company acquired DesignFX Interactive, LLC ("DesignFX") in a business combination accounted for as a pooling-of-interests. Accordingly, all prior periods' financial statements have been restated to give effect to the combination.

     b. The results of operations for the three months and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 presented herein are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 1998.

     c. Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock outstanding, which includes the shares issued in connection with the DesignFX combination. Diluted earnings (loss) per share includes the assumed exercise price of stock options, warrants and convertible debt (using the treasury stock method) that could potentially dilute earnings (loss) per share.

2.   BUSINESS COMBINATION

     a. On September 24, 1998, the Company signed an agreement with DesignFX to issue 176,944 shares of its common stock for all of the outstanding membership interests of DesignFX, a Web-design, programming and hosting services provider. The Company has also reserved 23,216 common shares for issuance in connection with the DesignFX combination, pending the final calculation of defined financial data. The business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of operations, financial position and cash flows of DesignFX for all periods presented. There were no material adjustments necessary for the Company and DesignFX to conform to consistent accounting policies. The fiscal year end of DesignFX also conforms to that of the Company. Net revenues and net income for the Company and DesignFX for the nine months ended September 30, 1998 and selected September 30, 1998 balance sheet data, are as follows:


                                                  IBS    DESIGNFX  COMBINED
                                                  ---    --------  --------
            NINE MONTHS ENDED
            SEPTEMBER 30, 1998

              Net revenues                     $4,910      $1,181   $ 6,091
              Net income                           52          42        94

            ASSETS AND LIABILITIES AT SEPTEMBER 30, 1998

                                                  IBS    DESIGNFX  COMBINED
                                                  ---    --------  --------

            Cash and cash equivalents         $ 6,033        $ 38   $ 6,071
            Other current assets                2,270         246     2,516
            Property and equipment (net)          596         298       894
            Other assets                        1,571          54     1,625
                                              -------        ----   -------
            Total assets                      $10,470        $636   $11,106
                                              =======        ====   =======

            Current liabilities               $ 1,183        $844   $ 2,027
            Long-term liabilities                 624         134       758
                                              -------        ----   -------
            Total liabilities                 $ 1,807        $978   $ 2,785
                                              =======        ====   =======

3.    1998 INITIAL PUBLIC OFFERING

      On May 14, 1998, the Company's registration statement on Form SB-2, as amended (the "Registration Statement"), relating to its initial offering of common stock, was declared effective by the Securities and Exchange
      Commission (the "Offering"). Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discounts, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,630,000. To date, the Company has used the proceeds of the offering to pay debt of $295,000 in principal amount and $18,000 of interest thereon relating to outstanding borrowings. The Company intends to use the remainder of the net proceeds for the purposes as set forth in the Registration Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Actual results, events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors, risks and uncertainties including those set forth under the caption "Risk Factors" in the Company's Prospectus dated May 14, 1998. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the Securities and Exchange Commission (the "Commission"), the Company has no duty and undertakes no obligation to update such statements.

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

         The Company commenced operations in June 1995 as an Internet service provider offering Web-site hosting services. Since April 1996, the Company has acquired Interactive Networks, Inc., Mordor International and Allnet Technology Services, Inc. ("Allnet"), each an Internet service provider principally offering dial-up access services. The Company began to provide Systems Integration and Programming and Applications Development services in April 1996 and has increasingly emphasized such services. In January 1998, the Company acquired Entelechy, Inc. ("Entelechy"), a provider of programming and applications development services, including distance learning and on-line trading applications. In January 1998, the Company also acquired substantially all of the assets of JDT Webwerx LLC (consisting primarily of computer equipment and intangible assets).

         In September 1998, the Company acquired all of the outstanding membership interests of DesignFX, a Cherry Hill, New Jersey, based provider of Web-design, programming and hosting services, in exchange for 176,944 shares of the Company's common stock. The Company has also reserved 23,216 common shares for issuance in connection with the DesignFX combination, pending the final calculation of defined financial data. The business combination has been accounted for using the pooling-of-interests method and, accordingly, the Company's consolidated financial statements have been restated to include the results of operations, financial position and cash flows of DesignFX. IBS intends to continue the existing operations of DesignFX without any material changes.

         The Company's consulting services generally produce higher profit margins than the Company's Internet services. For the nine months ended

September 30, 1998, Systems Integration, Programming and Applications Development and Internet services accounted for approximately 64%, 17% and 19%, respectively, of the Company's revenues as compared to 45%, 22% and 33%, respectively, for the year ended December 31, 1997.

         Although the Company was profitable for the nine months ended September 30, 1998, the Company expects that operating expenses will increase significantly in connection with expansion activities that the Company anticipates undertaking, including those related to: potential acquisitions of systems integrators, programming and applications development firms and Internet service providers; further development and upgrade of the Company's network; and increased marketing activities. Utilizing proceeds from the Offering of common stock consummated on May 20, 1998, the Company began, during the second quarter of 1998, to increase its expenditures in connection with network development and marketing efforts that resulted in increased operating expenses during subsequent periods. Accordingly, the Company's future profitability will depend on corresponding increases in revenues from operations.

         The Company's projected expense levels are based on its expectations concerning future revenues and are fixed to a large extent. Any decline in demand for the Company's services or increases in expenses which are not offset by corresponding increases in revenue could have a material adverse effect on the Company. The Company also expects to incur charges of approximately $180,000, $197,000, $197,000 and $17,000 related to the acquisition of Entelechy in the years ending December 31, 1998, 1999, 2000 and 2001; and charges of approximately $23,900, $39,700, $39,700 and $26,500 in the years ended December 31, 1998, 1999, 2000 and 2001 in connection with the 1998 award of a restricted stock grant to an executive officer. The value of these grants will be expensed ratably over the respective periods that the stock is earned.

         The Company anticipates that growth in its client and subscriber base will increase operating costs (including expenses related to network infrastructure and client support) and will require the Company to hire additional network engineers, programmers and technical personnel. The Company currently has 79 full-time employees (66 from IBS and 13 from DesignFX). The Company has entered into employment agreements with eighteen of its employees, including its executive officers, which provide for aggregate salaries of $3,549,000 during the year ending December 31, 1998. The Company also intends to hire up to five additional technical and support personnel.

         Management believes that the combination with DesignFX will enhance as well as expand the Web-design and programming services that the Company offers to its present and prospective clients, allow it to cross-market its other services to DesignFX's present and prospective clients and provide a strong base for its further expansion into the Southern New Jersey/Philadelphia market.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,1998 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1997

Revenues:

         Revenues increased by $4,732,000 from $1,359,000 for the nine months ended September 30, 1997 ("1997") to $6,091,000 for the nine months ended September 30, 1998 ("1998"). Revenues for 1998 increased primarily due to Systems Integration services and, to a lesser extent, Programming and Applications Development services that were also significantly higher than those recognized in 1997. Additionally, the continued expansion of the Company's network infrastructure during 1998 resulted in additional Internet access subscribers and related revenue. The Company's largest customer (which engaged the Company in October 1997) accounted for 51% of the Company's consolidated revenue for 1998 and 30% for the third quarter of 1998.

Cost of Services:

         Cost  of  Services  consists  primarily  of  expenses  relating  to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants. Cost of services increased by $2,814,000 from $945,000 for 1997 to $3,759,000 for 1998. This is a result principally of increases in salaries and expenses paid to an increased number of engineering, programming and technical personnel whose services are billed by the Company to clients and which are directly related to the provision of services offered. Additionally, the Company incurred increased telecommunications and Internet access costs due to expansion of the Company's network and an increase in the number of Internet access subscribers. The Company expects that these costs will continue to increase in the future to the extent the Company is able to expand its client and subscriber base and expand its service offerings and network.

Selling, General and Administrative:

         Selling, general and administrative expenses consist primarily of salaries and costs associated with sales personnel, marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $557,000 or 43% from $1,284,000 in 1997 to $1,841,000 for 1998.
This increase is primarily attributed to the hiring of additional personnel whose salaries, in whole or in part, are not directly allocable to hours billed for services rendered to clients and additional costs incurred in connection with expanded administrative functions. In addition, the Company has recognized a charge of approximately $48,000 through the third quarter of the year ending December 31, 1998 related to the issuance of options to outside members of the Board of Directors.

Amortization of Intangible Assets:

         Amortization of intangible assets increased by $92,000, from $55,000 for 1997 to $147,000 for 1998. This increase is primarily attributed to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of Allnet and Entelechy which were consummated in April 1997 and January 1998, respectively.

Interest Expense (Income):

         Interest expense (income) consists of interest on indebtedness and capital leases and financing charges in connection with the Company's borrowings offset by interest income. Interest expense (income) changed by $81,000 from interest expense (net) of approximately $23,000 for 1997 to interest income
(net) of $58,000 for 1998.

         The increase in 1998 interest expense of $51,000 was principally attributable to outstanding borrowings of DesignFX and interest costs related to the Company's existing debt.

         The increase in 1998 interest income of $132,000 is primarily due to an increase in invested funds as a result of the Company's receipt of net proceeds of approximately $6,630,000 from the Offering.

Net Income:

         As a result of the foregoing, the Company achieved net income of $94,000 for 1998 compared to a net loss of $948,000 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund expenses in connection with providing consulting services to clients and Internet access to subscribers. The Company has historically satisfied its working capital requirements principally through the issuance of equity and debt securities and borrowings.

         At September 30, 1998, the Company had working capital of $6,560,000. The increase in liquidity resulted primarily from the receipt of net proceeds from the Offering in the amount of $6,630,000.

         Net cash used in operating activities decreased from $627,000 in 1997 to $133,000 in 1998. This change was primarily attributable to: increased operating results which resulted in net income in the amount of $94,000 for the nine months ended September 30, 1998, compared to a net loss in the amount of $948,000 for the corresponding nine month period in 1997, and increases during the same period for depreciation and amortization of $470,000, offset by increases in accounts receivable in the amount of $793,000 and decreases during the same period in deferred revenue in the amount of $238,000.

         Net cash used in investing activities increased from $257,000 for 1997 to $485,000 for 1998 due to increased capital expenditures principally related to the expansion and enhancement of the Company's network.

         Net cash provided by financing activities was $779,000 for 1997, compared to $6,565,000 for 1998. This change is primarily attributable to $8,266,000 in Offering receipts reduced by $1,636,000 in Offering related costs and debt repayments of $295,000 in principal and $18,000 in interest relating to outstanding borrowings, and $9,000 in principal relating to an outstanding bank loan.

         At September 30, 1998, the Company had capital lease obligations in the aggregate amount of $75,000 that are secured by the personal guarantees of each of Nicholas R. Loglisci, Jr., the Company's President and Chief Operating Officer, Clark D. Frederick, the Company's Chief Technical Officer, and Frank R. Altieri, Jr., the Company's Chief Information Officer. In addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

         At September 30, 1998, the Company had $631,000 in loans payable of DesignFX, of which $386,000 was repaid in October 1998. The remaining balance will be refinanced by the Company through available lines of credit.

         In June 1998, the Company secured a line of credit in the amount of $1.5 million from First Union National Bank. The line of credit is for a one-year period effective July 1, 1998.

         Additionally, in May 1998, the Company secured equipment lines of credit from Ascend Credit Corp., Cisco Systems Capital Corp. and PAM Financial Corp., each in the amount of $500,000. At September 30, 1998, the Company had no outstanding indebtedness under any such line of credit.

YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including inability to process transactions or engage in normal business activities.

         Management has evaluated the Company's computer software and hardware systems, and, based on currently available information, believes that it will not have to replace or modify any of its hardware or software so that its systems will function properly with respect to dates in the year 2000 and thereafter. It is believed that the greatest risk to the Company will be from outside firms that the Company relies on for its operations as well as the legacy computer systems of its clients. The failure by outside firms and/or clients' failure to address Year 2000 Issues, could interfere with the Company's ability to provide its services, and therefore impact future revenues. As of November 14, 1998, the Company does not have contingency plans in place to address these types of problems, but it plans to have all such risks to its operations identified and fully covered by contingency plans no later than mid-1999.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)  Not Applicable.

         (b)  Not applicable.

         (c) As part of the acquisition of DesignFX, on September 24, 1998 the Company issued to the interest holders of DesignFX 176,944 shares of the Company's common stock in exchange for all of the issued and outstanding membership interests of DesignFX. The issuance of the Company's common stock to the interest holders of DesignFX was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

         (d) On May 14, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-47741) (the "Registration Statement"), relating to the Offering, was declared effective by the Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discounts, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,630,000. Additionally, the Company registered 120,000 shares of common stock underlying warrants to purchase common stock which warrants were sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at an initial exercise price of $8.10 per share.

         From the effective date of the Registration Statement through September 30, 1998, the Company applied an aggregate of $321,000 of the net proceeds of the Offering for the repayment of indebtedness and $73,000 towards the purchase of equipment. The Company believes that none of the proceeds used in the third quarter of fiscal 1998 was paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998. The remaining net proceeds of the Offering in the amount of $6,236,000 remain unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

                       EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
                       --------------           ----------------------

                             27 Financial Data Schedule for the nine-month period ended
                                           September 30,1998

         (b)  Reports on Form 8-K.

              On October 9, 1998 the Company  filed a Report on Form 8-K,  under
              Item 2, to report the execution of a definitive Membership Interest Purchase Agreement, dated as of September 24, 1998, among the Company and the interest holders of DesignFX, whereby the Company acquired all of the issued and outstanding membership interests of DesignFX, a Cherry Hill, New Jersey, based provider of Web-design, programming and hosting services, in exchange for 176,944 shares of the Company's common stock. The Company has also reserved 23,216 common shares for issuance in connection with the DesignFX combination, pending the final calculation of defined financial data. The foregoing summary of the Membership Interest Purchase Agreement is qualified in its entirety by reference to the Membership Interest Purchase Agreement attached as an exhibit to the Report on Form 8-K.

              The financial statements required by Items 7(a) and 7(b) of Form 8-K will be filed by amendment as soon as practicable and within 60 days after the required filing date of the Report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IBS INTERACTIVE, INC.



Date:  November 13, 1998            By: /S/ NICHOLAS R. LOGLISCI, JR.
                                       ----------------------------------
                                       Nicholas R. Loglisci, Jr.
                                       President and Chief Operating Officer
                                       (Principal Executive Officer)


Date:  November 13, 1998            By: /S/ JEFFREY E. BRENNER
                                       ----------------------------------
                                       Jeffrey E. Brenner
                                       Sr. Vice President, Finance and
                                       Administration (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX


      EXHIBIT NO.        DESCRIPTION
      -----------        -----------

           27 Financial Data Schedule for the nine-month period ended September 30, 1998.