Form 10KSB
period 1998-12-31
IBS INTERACTIVE INC
filed 1999-04-01
CIK 1057257

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

                          Commission File No. 0-24073

                             IBS INTERACTIVE, INC.
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                               13-3817344
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

  2 RIDGEDALE AVENUE, SUITE 350
  CEDAR KNOLLS, NEW JERSEY                                          07927
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code: (973) 285-2600

         Securities registered under Section 12(b) of the Exchange Act:

                     Title of Each Class Name of Each Exchange on
                                Which Registered

COMMON STOCK, $.01 PAR VALUE PER SHARE           THE BOSTON STOCK EXCHANGE, INC.

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $9,805,000.

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 26, 1999 was approximately $49,077,483.

      As of March 26, 1999, 3,698,004 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III, Items 9-12, is incorporated by reference to the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 1999.


================================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S (AS HEREINAFTER DEFINED) EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE: THE PLANS AND OBJECTIVES OF THE COMPANY FOR FUTURE OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, (I) A DECLINE IN GENERAL ECONOMIC CONDITIONS OR A LOSS OF MAJOR CUSTOMERS, (II) THE UNAVAILABILITY OR MATERIAL INCREASE IN THE PRICE OF TELECOMMUNICATIONS SERVICES AND FACILITIES, (III) AN ADVERSE JUDGEMENT IN PENDING OR FUTURE LITIGATION AND
(IV) TECHNOLOGICAL DEVELOPMENTS AND INCREASED COMPETITIVE PRESSURE FROM CURRENT COMPETITORS AND FUTURE MARKET ENTRANTS. SEE "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE." THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY FUTURE REVISIONS IT MAY MAKE TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OF ISSUER

      IBS Interactive, Inc. (the "Company") was originally incorporated in the state of Delaware on February 28, 1995 under the name Internet Broadcasting System, Inc. On March 10, 1998, the Company changed its name to IBS Interactive, Inc.

      The Company provides a broad range of computer networking, programming, applications development and Internet services primarily to businesses and organizations. These services are designed to permit clients to outsource a variety of business needs such as computer networking, programming, maintenance, Internet connectivity and technical support. The Company believes that by combining computer consulting and Internet related services it is positioned to capitalize on increasing demand by businesses and organizations for comprehensive, cost-effective information technology solutions.

      The systems integration services offered by the Company include network planning, design, implementation, operations, optimization, consulting and training. The Company's programming and applications development services consist primarily of custom programming for Internet and Intranet applications, including distance learning, e-commerce and Web-site development and maintenance. Internet access services offered by the Company include dedicated leased line, frame relay and digital subscriber line ("DSL") connections, Web hosting, dial-up access and electronic mail services. For the year ended December 31, 1998, systems integration, programming and applications development and Internet services accounted for approximately 65%, 22% and 13%, respectively, of the Company's revenues.

      The Company's principal sales and marketing efforts are focused on businesses and organizations with systems integration, applications development and Internet connectivity needs. The Company's clients during the year ended December 31, 1998 included Aetna/U.S. Healthcare Inc. ("Aetna"); Mobil Oil Corporation; Black & Decker Corp.; TRW, Inc.; Foster-Wheeler; Unilever; New York University; The Wharton School of Business; Commerce Bank; The Archdiocese of New York (Catholic Healthcare Network); and the National Aeronautics and Space Administration.

      The Company's telecommunications network is comprised of a secure network operations center ("NOC") in Cedar Knolls, New Jersey, leased high-speed data lines and 39 Points-of-Presence ("POPs") serving northern New Jersey, New York, Virginia and Alabama. The proximity of a POP to subscribers enables subscribers in the area in which a POP is located to access the Internet through a local telephone call. The Company currently supports 56k and ISDN technologies at each of its POPs. The Company had approximately 9,500 dial-up subscribers as of March 26, 1999. For the year ended December 31, 1998, dial-up access services accounted for approximately 7% of the Company's revenues.

      Because of the growth in its core consulting and Internet businesses and the timing of acquisitions consummated by the Company in 1998, management is in the process of developing a formal plan to fully integrate the acquired businesses with its core operations. As such, for purposes of defining and reporting business segments for the years ended December 31, 1997 and 1998, the Company considers its major businesses to be: (i) System Integration, Programming and Applications Development Consulting; (ii) Internet Services;
(iii) Web Design (principally the Design FX acquisition); and (iv) Network Installation (principally the Halo (as hereinafter defined) acquisition). A Corporate segment also provides administrative, marketing and treasury support services (see note 13 to the consolidated financial statements).

GENERAL DEVELOPMENT OF BUSINESS - ACQUISITIONS

      In April 1996, the Company acquired all of the outstanding capital stock of Interactive Networks, Inc. ("Interactive") in consideration for the issuance of 377,536 shares of the Company's common stock, $.01 par value per share (the "Common Stock"). At the time of the combination, Interactive had approximately 400 dial-up subscribers, two POPs in New Jersey and one POP in New York City.

      In May 1996, the Company acquired substantially all of the assets of Mordor International ("Mordor"), a proprietorship, in consideration for a $20,000 cash payment. At the time of the acquisition, Mordor had approximately 400 dial-up subscribers and network equipment valued at $15,000.

      In March 1997, the Company acquired substantially all of the assets of AllNet Technology Services, Inc. ("AllNet"), in consideration for (i) a $75,000 cash payment and (ii) the issuance of 15,883 shares of Common Stock. At the time of the acquisition, AllNet had approximately 1,000 dial-up subscribers and five POPs in the northern New Jersey area. AllNet's computer and network equipment was valued at $75,000.

      In January 1998, the Company acquired all of the issued and outstanding capital stock of Entelechy, Inc. ("Entelechy") in consideration for the issuance of an aggregate of 277,434 shares of Common Stock, of which 147,310 shares were issued at the closing and 130,124 shares are to be issued ratably on each of the first, second and third anniversary of the acquisition closing date, provided that, the former Entelechy stockholders to whom such shares are issuable remain employees of the Company on each respective anniversary. The Company incurred a charge of approximately $180,000 relating to the issuance of such Common Stock in 1998 and expects to incur charges of $197,000, $197,000 and $17,000 relating to the issuance of such Common Stock in each of the years ending December 31, 1999, 2000 and 2001, respectively. The acquisition was accounted for as a purchase. On November 4, 1998, Entelechy was formally merged into the Company.

      In January 1998, the Company acquired substantially all of the assets of JDT WebwerX LLC (consisting primarily of computer equipment and intangible assets) in consideration for a $35,000 cash payment. The acquisition was accounted for as a purchase.

      On September 24, 1998, the Company entered into a Membership Interest Purchase Agreement with all of the members of DesignFX Interactive, LLC ("DesignFX"), a Web-design, programming and hosting company located in Cherry Hill, New Jersey, whereby the Company acquired all of the issued and outstanding membership interests of DesignFX in exchange for $1,251,000 (subject to certain adjustments) of unregistered shares of Common Stock valued by the parties at $6.25 per share. The combination has been accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods presented to include the results of operations and financial position of DesignFX. On December 9, 1998, DesignFX was formally merged into the Company.

      On December 1, 1998, the Company acquired substantially all of the assets of MBS, Inc. ("MBS"), a Huntsville, Alabama-based Microsoft Certified Technical Education Provider - Partner Level, for approximately $50,000, the issuance of 4,493 shares of Common Stock and the assumption of approximately $150,000 in liabilities.

      On December 10, 1998, the Company entered into a Membership Interest Acquisition Agreement (the "Acquisition Agreement") with Halo Network Management, LLC ("Halo"), an Eatontown, New Jersey-based network management company that offers full-service network solutions including planning, installation and maintenance and all of the members of Halo. Pursuant to the terms of the Acquisition Agreement, the Company acquired all of the issued and outstanding membership interests of Halo in exchange for $1,425,000 (subject to certain adjustments) of unregistered shares of Common Stock valued by the parties at $6.50 per share. The combination has been accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods presented to include the results of operations and financial position of Halo.

GENERAL DEVELOPMENT OF BUSINESS - FINANCINGS

      In August 1995, the Company issued twenty $5,000 face amount promissory notes with a term of three years in the aggregate principal amount of $100,000 (the "1995 Notes"). The 1995 Notes accrued interest at a rate of 6% and were repaid in June 1998. In addition, each purchaser of the 1995 Notes was entitled to receive 2,449 shares of Common Stock for every note purchased.

      On October 31, 1997, the Company entered into a series of financing agreements in the aggregate amount of $200,000 (the "1997 Financing") with eight individual investors (collectively, the "1997 Notes"). The 1997 Notes accrued interest at a rate of 8% and were payable in full upon the closing of the Company's initial public offering of Common Stock. In June 1998, the Company repaid the outstanding principal, aggregating $200,000, and accrued interest, aggregating $10,000, on the 1997 Notes. In connection with the issuance of the 1997 Notes, investors also received warrants to purchase up to an aggregate of 48,872 shares of the Company's Common Stock at an exercise price of $3.54 per share through October 2000. The Company capitalized the fair value ascribed to the warrants ($54,000), which included a value reflective of the excess of the expected initial public offering price less the exercise price, and amortized such amount over the life of the 1997 Notes. Interest expense for the year ended December 31, 1998, including the amortization of the value ascribed to warrants, totaled $45,000. The effective interest rate on the 1997 Notes, which includes the amortization of the value of the warrants, approximates 68% per annum.

      On May 14, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-47741), relating to the initial offering of its Common Stock was declared effective by the SEC (the "Offering"). Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of Common Stock, including 180,000 shares of Common Stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. Additionally, the Company registered 120,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

COMPANY SERVICES

      SYSTEMS INTEGRATION

      The Company provides a broad range of systems integration services, including network planning, design, implementation, operations, optimization, consulting and training.

      NETWORK PLANNING. Network planning focuses on providing clients with strategic and tactical analyses of their current network operations and future network requirements. Network planning services provided by the Company encompass a number of critical planning elements including: (i) defining client business requirements; (ii) developing strategic information architectures;
(iii) performing network baseline audits; (iv) preparing capacity plans for the physical network, logical transport and services; (v) selecting preferred technologies; and (vi) conducting network security audits and planning.

      NETWORK DESIGN. Network design includes services that assist in the design of physical, logical and operational information infrastructures. These services involve detailing the network specifications and implementation tactics necessary to achieve clients' business objectives. To accomplish this task, the Company generates a set of work papers that identify the specific technologies to be used and the manner in which such technologies will be configured and implemented. These work papers also provide an analysis of the manner in which new technology will be integrated with the client's existing hardware and software and the manner in which such integrated components will be managed on an ongoing basis. Examples of network design services offered by the Company include: (i) life-cycle planning, (ii) developing future technology integration plans, (iii) defining functional requirements, (iv) developing multi-vendor integration plans, (v) preparing technical design documentation, (vi) developing engineering specifications and documents, (vii) preparing specifications in connection with requests for proposals or other make/buy criteria and (viii) providing detailed component purchasing lists.

      NETWORK IMPLEMENTATION. Network implementation includes high value-added network services such as IP addressing and router configuration, as well as traditional system integrator functions such as hardware and software installation and procurement. To serve its clients' networking needs, the Company maintains affiliations and reseller arrangements with various hardware and software vendors, including Hewlett Packard Co., COMPAQ, Novell, Cisco Systems and a variety of distributors. The Company customizes an implementation plan for each client, which may include the following activities: (i) project management; (ii) installing the cabling infrastructure to support network services; (iii) integrating new hardware and software products and systems; (iv) building network operations and management centers; (v) re-configuring and upgrading network elements, systems and facilities; and (vi) implementing installation documentation, conformance testing and compliance certification. In addition, the Company offers Year 2000 Compliance testing services on customer network hardware and off-the-shelf vendor software, and the Company will assist the customer in correcting any Year 2000 Compliance issues that are identified.

      NETWORK OPERATIONS. Network operations includes ongoing tasks necessary to keep the client's network fully operational. The Company provides network operations services to a range of clients, including those with client/server networks running both Internet (TCP/IP) and workgroup (Novell and Microsoft) protocols intermingled with existing (SNA) networks. The Company performs specific operation activities in accordance with individual client requirements only after analyzing the client's existing operating practices. Examples of network operation activities undertaken by the Company include: (i) network administration, including management of user accounts, service levels and client administrative practices; (ii) network utilization analysis, involving ongoing measurement of network activity against established network baselines; (iii) ongoing management of documentation, including physical assets, policies and procedures; (iv) network trouble shooting, involving fault detection, isolation, repair and restoration; (v) alarm management, including setting alarm levels, cross-correlation, problem diagnosis and dispatch of service resources; (vi) network backup, including design and supervision of backup processes and policies and exercise of disaster recovery procedures; and (vii) routine moves, additions and changes to network elements, infrastructure and services.

      NETWORK OPTIMIZATION. Network optimization involves maximizing a client's rate of return on network investments through such means as reduction of operating costs and increases in network utilization. Optimization is closely related to each of the other phases of network development. Optimization services may be long term in nature, address issues such as cost containment and utilization and are often designed to optimize local area network infrastructures. Network optimization services offered by the Company can also be packaged as discrete projects, designed to present alternatives for optimization of workgroup, departmental, building or campus network investments. Additionally, the Company can provide assistance to clients in optimizing "logical" networks, by addressing a protocol, service or application operating in the larger context of the client's network. Examples of network optimization services provided by the Company include: (i) recommendations for efficient allocation of bandwidth; (ii) network traffic analysis, identification of bottlenecks and recommendations for change; (iii) network process re-engineering; and (iv) knowledge transfer to client operations personnel on topics such as basic practices, or operations of network management tools and stations.

      CONSULTING. Consulting consists of providing businesses and organizations with detailed reports and recommendations regarding any or all aspects of their network operations, from a review of the entire network to an audit of a particular protocol. Consulting services provided by the Company are closely related to network optimization and include: (i) security audits and protocol recommendations, (ii) disaster recovery plan audit and protocol recommendations,
(iii) network programming and applications, (iv) network cost audits and (v) strategic plan development.

      TRAINING. Training services are provided to businesses and organizations seeking information and guidance with respect to the manner in which such entities may effectively utilize computer networks, the Internet and other information technology prior to the time such businesses make investments of capital, time and/or personnel. The Company also offers customized educational programs that are designed to provide an opportunity for an entity to conceptualize and determine how computer networks and the Internet can best be utilized to serve the entity's needs. Additionally, the Company assists organizations that need technical support in establishing and maintaining internal network operations. Training services offered by the Company include:
(i) Internet strategy development, (ii) basic Internet consulting, (iii) one-on-one Internet training for executives and (iv) group training for non-computer professionals.
                                     - 4 -

      In addition, through its 1998 acquisition of substantially all of the assets of MBS, the Company is now a Microsoft Certified Technical Education Center or "CTEC." CTECs are training centers authorized by Microsoft to offer instructor led classes, Web-based training and self-study programs to computer professionals on its technical networking and development products. A CTEC must use Microsoft Official Curriculum and Microsoft Certified Trainers to provide education to its customers. The courses a CTEC teaches prepare students to pass Microsoft Certification Tests to become Microsoft Certified System Engineers and Microsoft Certified Solution Developers. In Huntsville, the Company is a Microsoft CTEC "Partner" Level, which is a higher "nominated" designation than the normal "member" level status. The Company has two Microsoft certified classrooms and three full-time and two part-time Microsoft Certified Trainers on staff or under contract. The Company offers more Microsoft Official Curriculum courses then any other CTEC in its Alabama marketing area, teaching 50 to 100 students a quarter, and has a higher passing rate for Microsoft certification tests then any other CTEC in Alabama.

      PROGRAMMING AND APPLICATIONS DEVELOPMENT

      Programming for Intranet and Internet applications requires knowledge of several different programming languages. These include PERL scripting and UNIX, Windows NT, C++, JAVA, HTML, Cold Fusion and customized database and applications programming. The Company maintains a full range of network and applications programming expertise to: (i) ensure that clients' networks and applications are specifically tailored to meet their requirements, (ii) develop and maintain clients' Web-sites, (iii) provide clients with technical assistance, (iv) provide consulting services and (v) ensure the secure and continuous running of the Company's Internet hosting and access networks. Examples of programming and applications development services provided by the Company include customized applications development, Web-site development and maintenance and chat-room hosting and development.

      CUSTOMIZED APPLICATIONS DEVELOPMENT. Customized applications development includes services such as: E-Commerce solutions; Oracle and Microsoft Access database development of full-featured "shopping cart" style on-line catalogs to enhance Web-sites and Intranets; and Distance Learning applications development. Distance Learning applications allow businesses and organizations to distribute course material, administer training evaluations and manage employee-student status from a single (or multiple) location via the Internet or an Intranet. Distance Learning also allows for a globally deployed, instantaneously up-datable, training management system. Distance Learning applications development incorporates the latest technologies in Internet programming development, including integration of desk-top virtual reality, streaming audio/video segments and database applications that track employee-student status and performance.

      WEB-SITE DEVELOPMENT AND MAINTENANCE. Web-site development involves the design and development of a client's Web-site production. Working with clients, the Company designs, creates and maintains multi-media, interactive Web-sites for its clients, using the latest applications and development tools, such as Oracle and Cold Fusion.

      INTERNET SERVICES

      The Company provides a broad range of Internet services, including T-3, T-1 and DSL service, dedicated leased lines, dial-up services and hosting services.

      INTERNET ACCESS. The Internet access options offered by the Company to its subscribers include: (i) 56 Kbps, T-1 and T-3 service; (ii) integrated services digital networks (ISDN); (iii) DSL; (iv) dedicated modems for SLIP/PPP access; and (v) dial-up accounts. The Company's high-speed, digital communications network provides business and consumer subscribers with direct access to the full range of Internet applications and resources, including global electronic mail, the Web, USENET news groups, chat-rooms and file transfer protocols.

      HOSTING. Internet hosting is a multi-media Internet service that permits clients to have a continued presence on the Web directly through the Company's high-speed servers and a multi-homed Internet network. Hosting services provided by the Company include virtual hosting and co-location. Virtual hosting allows a client's Web-site (which may be hosted on either a UNIX or NT server platform) to be connected to the Internet via the Company's NOC. Co-location permits a client's Internet content to be hosted on a dedicated server located at the Company's NOC, the server is either owned by the Company or leased to the client. Co-location at the Company eliminates or substantially reduces the capital investments a client would otherwise be required to make to purchase and manage necessary hardware, software and network operations and eliminates certain of the client's security concerns associated with connection of the client's private network(s) to a Web server.

NETWORK INFRASTRUCTURE

      The Company facilitates access to the Internet by means of a regional telecommunications network consisting of high-speed dedicated telecommunications links (Multiple T-3 and multiple T-1 links), computer hardware and software, seven physical and 32 virtual POPs in locations throughout New Jersey, Virginia, Alabama, New York and the NOC, which securely houses the Company's back-end servers and networking equipment.

      The Company's POPs, external communication links and NOC are interconnected by a robust, router-based TCP/IP network, which includes interconnection of POPs via T-1 rate facilities. Physical local loop connectivity is provided over fault tolerant SONET fiber facilities and diverse-route conventional facilities. The Company maintains high-bandwidth paths to the Internet with UUNet Worldcom, Winstar, Sprint, ICI/Digex, CRL, Cox and Cable & Wireless. Each physical POP includes network access server (dial-access terminal server) hardware, a router and leased-line interface equipment. The virtual POPs are local telephone numbers (outside of the local calling area of the physical POPs) through which calls are aggregated by a local exchange carrier or other service provider prior to transfer to the Company via a dedicated trunk route.

      The Company operates numerous application specific server systems to provide functionality for client applications and to support Web-site hosting and other business services. The Company has made and expects to continue to make significant investments in its computing hardware that includes Pentium PC servers (running Windows NT and BSDI UNIX) and SUN UltraSparc servers. To efficiently and effectively serve its clients and subscribers, the Company utilizes multiple types of operating systems. The Internet services network (dial-access consumer, e-mail, news and consumer Web) utilizes UNIX for its scalability and security features, while business clients are served through either UNIX or Microsoft-based technologies.

      The Company is currently dependent upon Bell Atlantic, Bell South, MCI WorldCom, Sprint, Hyperion, ICI/Digex and KMC to provide leased telecommunication lines on a cost-effective and continuous basis, and on UUNet Worldcom, Winstar, Sprint, ICI/Digex, CRL, Cox and Cable & Wireless to provide Internet access. In accordance with industry custom, the Company does not maintain interconnect agreements with these suppliers. The temporary discontinuation or termination of service to the Company by any of these suppliers would result in interruptions in the Company's provision of service to its clients, which would adversely affect its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Third-Party Suppliers and Manufacturers; Possible Service Interruptions and Equipment Failures."

TECHNICAL SUPPORT

      The Company believes that reliable 24 hours a day, seven days a week technical support is critical to retaining existing, and attracting new, clients and subscribers. Currently, the Company provides 24 hours a day, seven days a week (i) live telephone assistance, (ii) e-mail-based assistance, (iii) help sites and Internet guide files on the Company's Web-site and (iv) printed reference material.

SALES AND MARKETING

      The Company's sales and marketing strategy is driven by the Company's ability to offer its clients comprehensive computer consulting and Internet related services ranging from Internet access, Web-site programming and applications development and hosting to computer networking, systems consultation, integration and management. The Company's marketing efforts are primarily focused on large- and medium-sized businesses and organizations, and to a lesser extent, on small businesses and consumers. The Company utilizes both direct selling and third-party channels for marketing its services.

      The Company's marketing efforts principally involve print, radio and direct mailing in areas within the geographic scope of the Company's network. The Company believes that the continued expansion of its print, radio and targeted direct mailings are important factors in its ability to continue to expand its business and compete effectively.

      The Company also generates sales leads through referrals from clients, responses to request for proposals, referrals from other computer consulting businesses and Internet Service Providers, the Company's own Web-site and associated links and industry seminars and trade shows. Efforts in all of these areas will continue and will be increased in 1999. As a result of the continuing extension of services offered by the Company in all areas, it is able to offer its clients a wider range of solutions and capitalize on opportunities that it previously outsourced.

      The Company currently employs 12 full-time sales people, with six assigned to the northern New Jersey/New York City metropolitan area, three assigned to central and southern New Jersey and three assigned to the Southeast region of the United States. The Company believes that the technical knowledge of its executive officers and network engineers enhances the efforts of its sales staff and enables the Company to develop sales proposals meeting the specific needs and budgets of its prospective clients. In addition to increasing its sales and marketing staff, a training effort has been undertaken to ensure that all new sales and marketing employees, as well as current ones, are fully knowledgeable of the complete spectrum of services the Company offers to clients.

CLIENTS

      The Company's client base consists primarily of businesses and organizations with systems integration, applications development and Internet connectivity needs. The Company's client base also includes, as of March 26, 1999, approximately 9,500 consumer Internet dial-up accounts. The Company intends to continue to focus it sales and marketing efforts on the needs of businesses and organizations, while also continuing to expand its network operations. The Company intends to expand its client base in all of its business lines through internal growth as well as through acquisitions to lessen its dependence on any one particular client or group of clients.

      The Company is dependent on a limited number of clients for a substantial portion of its revenues. For the year ended December 31, 1998, the Company's largest client, Aetna, accounted for approximately 35% of the Company's revenues. Revenues derived from the Company's consulting contracts are generally non-recurring in nature. The Company's contract with Aetna runs through December 2000 and provides for the Company to render services pursuant to purchase orders, each of which constitutes a separate contractual commitment by Aetna. Non-renewal or termination of the Company's contract with Aetna or the failure by Aetna to issue additional purchase orders to the Company under the existing contract would have a material adverse effect on the Company. There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained, that the Company will be able to retain existing clients or attract new clients or that the Company will not remain largely dependent on a limited client base which may continue to account for a substantial portion of the Company's revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Aetna; Non-Recurring Revenues."

COMPETITION

      The markets for the Company's services are highly competitive. The Company believes that competition in the systems integration and programming and applications development consulting market is based upon quality of service, responsiveness to client demands, the number and availability of qualified engineers and programmers, price, project management capability, technical expertise, size and reputation. Additionally, the Company further believes that competition in the Internet services market is primarily based upon quality of service, access to local POPs, range of services, technical support and experience.

      The Company competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company, including (i) large information technology consulting and service providers and application software firms such as Andersen Consulting, Cambridge Technology Partners, Electronic Data Systems Corporation and American Management Systems; (ii) international, national, regional and commercial Internet Service Providers such as Performance Systems International, Inc., Earthlink, Mindspring and UUNet Worldcom; (iii) established on-line services companies such as America Online, Inc.; (iv) computer hardware and software and other technology companies such as IBM and Microsoft Corp.; (v) national long-distance carriers such as AT&T Corp., MCI Worldcom and Sprint, and regional telephone companies, including Bell Atlantic and Bell South, and cable operators; and (vi) major accounting firms. Many of the Company's competitors have announced plans to expand their service offerings and increase their focus on the computer networking and Internet related services' markets. As a result, competition is expected to intensify for highly skilled network engineers, programmers and technicians.

      As a  result  of  increased  competition,  the  Company  also  expects  to encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of the Company's services. There can be no assurance that the Company will be able to offset the effects of any such price reductions through an increase in the number of clients, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that continuing consolidation in the Internet services market could result in increased price and other competition in the industry. Increased price or other competition could make it difficult for the Company to gain additional clients and subscribers and could have a material adverse effect on the Company. There can be no assurance that the Company will be able to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Competition."

EMPLOYEES

      As of March 26, 1999, the Company had 128 full-time employees, including five executive officers, eight programmers, 63 network engineers and technicians, 20 persons devoted exclusively to providing technical support to clients, 13 persons dedicated to sales and marketing activities and 19 administrative personnel; and five part-time employees. None of the Company's employees are represented by a labor union, and the Company is not a party to any collective bargaining agreement. The Company believes that its employee relations are good. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Recruitment and Retention of Qualified Personnel."

      To maximize the utilization of its resources and evaluate the skills and knowledge of certain prospective employees, the Company routinely hires temporary personnel to satisfy increased demand for personnel in connection with the commencement of new projects.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company serves its clients through its corporate headquarters and NOC, each located in Cedar Knolls, New Jersey, and its regional offices located in New Jersey, Virginia and Huntsville, Alabama, as well as its network of seven physical POPs.

      At December 31, 1998, the Company did not own any real property and conducted its operations at the following leased premises:

                                                       APPROXIMATE
                                                          ANNUAL
                       DESCRIPTION OF         SQUARE      LEASED
LOCATION               FACILITY               FOOTAGE      COST     LEASE TERM
--------               --------------         -------  -----------  ----------
2 Ridgedale Ave.,      Corporate               9,830    $ 155,000  5/01/97-3/31/03
Suite 350              headquarters, sales,
Cedar Knolls, NJ       technical support,
07927                  customer support,
                       administration

Two Greentree          Sales, customer         6,715    $ 110,000  12/20/98-12/31/03
Centre,                support, technical
Suite 120              support
Marlton, NJ 08053

143 Highway 35,        Sales, customer         2,325    $ 32,000   month to month
Suite 105              support, technical
Eatontown, NJ 07724    support

4920 C. Corporate      Sales, customer         2,435    $ 27,000   month to month
Dr. Huntsville, AL     support, technical
35805                  support

Vantage Point,         Sales, customer         1,261    $ 16,000   4/1/98-3/31/03
Suite 2A               support, technical
100 Highway 36         support
West Long Branch, NJ
07764

8200 S. Memorial       Sales, customer         1,800    $ 18,000   1/1/98-1/31/01
Pkwy.                  support, technical
Huntsville, AL 35805   support


                                                       APPROXIMATE
                                                          ANNUAL
                       DESCRIPTION OF         SQUARE      LEASED
LOCATION               FACILITY               FOOTAGE      COST     LEASE TERM
--------               --------------         -------  -----------  ----------
Vantage Point,         Sales, customer         1,261    $ 16,000   4/1/98-3/31/03
Suite 2A               support, technical
100 Highway 36         support
West Long Branch, NJ
07764

8200 S. Memorial       Sales, customer         1,800    $ 18,000   1/1/98-1/31/01
Pkwy.                  support, technical
Huntsville, AL 35805   support

      The Company believes that all of its leased premises are in generally good condition, are well maintained and are adequate for its current operations.

      In addition to its office space, the Company currently leases the sites at which its physical POPs are located. The Company believes that it would be readily able to locate other space in which to house its corporate headquarters and NOC, regional offices and its physical POPs if any leased space currently being utilized were to become unavailable.

ITEM 3.  LEGAL PROCEEDINGS

      POTENTIAL LITIGATION. A former employee has threatened to institute legal action against the Company for breach of contract and wrongful termination on the basis of racial and gender discrimination and is seeking salary and attorney's fees aggregating $20,000. Additionally, certain persons have threatened to institute legal action against the Company for unspecified damages and expenses in connection with the Company's termination of service to an Internet subscriber. There can be no assurance that these matters, which are discussed more fully in the succeeding paragraphs, will be resolved in a manner favorable to the Company.

      In January 1998, the Company became aware of a threatened suit for breach of contract and wrongful termination on the basis of race and gender discrimination in connection with its dismissal of an employee in December 1997. The claimant filed a complaint against the Company with the United States Equal Employment Opportunity Commission ("EEOC"). By letter dated July 29, 1998, the EEOC informed the claimant and Company that it would not be pursuing the complaint.

      In February 1998, the Company became aware of a threatened suit for damages and expenses allegedly incurred by an individual and other persons and/or companies that the individual claims to represent resulting from the Company's termination of a subscriber's Internet access service. The claimant also alleges that the Company's termination of service was a violation of the claimant's civil rights. The claimant seeks an unspecified amount of expenses and damages. There can be no assurance that this matter will be resolved in a manner favorable to the Company. Since the original communication, the Company has received no further correspondence relating to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the NASDAQ SmallCap Market System under the symbol "IBSX." The following table indicates high and low sales quotations for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                1998                    HIGH              LOW
                ----                    ----              ---
                Second Quarter(1)        $9               $8
                Third Quarter            $8 3/4           $3
                Fourth Quarter           $9 1/2           $4 1/4

      The number of holders of record of the Company's Common Stock on March 24, 1999 was 92. The Company believes that it has over 890 beneficial owners.

      There were no dividends or other distributions made by the Company during the fiscal year ended December 31, 1998. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

      On November 11,  1998,  the Company  entered  into an  agreement  with EBI
Securities Corporation ("EBI") whereby EBI was retained by the Company for mergers, acquisitions and related matters. EBI was granted a warrant (the "EBI Warrant") to purchase 50,000 shares of Common Stock that vests over the period of service if the requisite number of acquisitions are consummated. The exercise price of the EBI Warrants was based, in part, on the fair market value of the Company's Common Stock on the date of the agreement (25,000 of the EBI Warrants will vest at an exercise price of $6.00 per share, and the remaining 25,000 EBI Warrants will vest at an exercise price of $7.20 per share). The value ascribed to the EBI Warrant will be capitalized. The issuance of the EBI Warrant to EBI was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

      As part of the acquisition of MBS, on December 1, 1998, the Company issued to William Blount and Rebecca Blount, 2,246 and 2,247 shares of Common Stock, respectively. The issuance of the Common Stock to the Blounts was exempt from registration under the Act, pursuant to Section 4(2) of the Act.

      As part of the acquisition of Halo, on December 10, 1998 the Company issued to the interest holders of Halo 180,866 shares of the Company's Common Stock in exchange for all of the issued and outstanding membership interests of Halo. The issuance of the Common Stock to the interest holders of Halo was exempt from registration under the Act, pursuant to Section 4(2) of the Act.

      On May 14, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-47741) (the "Registration Statement"), relating to the Offering was declared effective by the SEC. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of Common Stock, including 180,000 shares of Common Stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discounts, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. Additionally, the Company registered 120,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

      From the effective date of the Registration Statement through December 31, 1998, the Company has applied an aggregate of $507,000 of the net proceeds of the Offering for the full repayment of certain indebtedness; $278,000 towards the purchase of equipment; $115,000 towards the purchase of assets of, or the outright acquisition of, companies; and $327,000 towards sales and marketing. The Company believes that none of the proceeds used in the fourth quarter of 1998 were paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the Common Stock or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998. The remaining net proceeds of the Offering in the amount of $5,415,000 remain unused and are invested in short-term assets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO SUCH STATEMENTS AND NOTES APPEARING ELSEWHERE HEREIN.

-------
1 Trading in the Company's  Common Stock on the NASDAQ  SmallCap
Market System began on May 18, 1998.

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

      The Company commenced operations in June 1995 as an Internet Service Provider offering Web-site hosting services. Since April 1996, the Company has acquired Interactive, Mordor, AllNet, Entelechy, JDT WebwerX LLC, DesignFX, MBS and Halo. The Company began to provide Systems Integration and Programming and Applications Development services in April 1996 and has increasingly emphasized such services.

      The Company's consulting services generally produce higher profit margins than the Company's Internet services. For the year ended December 31, 1998, Systems Integration, Programming and Applications Development and Internet Services & Training accounted for approximately 65%, 22% and 13%, respectively, of the Company's revenues as compared to 61%, 21% and 18%, respectively, for the year ended December 31, 1997.

      The Company expects that operating expenses will increase significantly in connection with expansion activities that the Company anticipates undertaking, including those related to: potential acquisitions of systems integrators, programming and applications development firms and Internet Service Providers, further development and upgrade of the Company's network and increased marketing activities. Utilizing proceeds from the Offering, the Company began, during the second quarter of 1998, to increase its expenditures in connection with network development and marketing efforts that resulted in increased operating expenses during subsequent periods. Accordingly, the Company's future profitability will depend on corresponding increases in revenues from operations.

      The Company's projected expense levels are based on its expectations concerning future revenues and are fixed to a large extent. Any decline in demand for the Company's services or increases in expenses that are not offset by corresponding increases in revenue could have a material adverse effect on the Company. The Company also expects to incur charges of approximately $197,000, $197,000 and $17,000 related to the acquisition of Entelechy in the years ending December 31, 1999, 2000 and 2001; and charges of approximately $99,000, $28,000, $28,000 and $6,000 in the years ended December 31, 1999,
2000,2001 and 2002, respectively, in connection with the 1998 award of a restricted stock grant to an executive officer and an option grant to directors. The value of these grants will be expensed ratably over the respective periods that the stock is earned and the options vest.

      The Company anticipates that growth in its client and subscriber base will increase operating costs (including expenses related to network infrastructure and client support) and will require the Company to hire additional network engineers, programmers and technical personnel. The Company currently has 128 full-time employees. The Company has entered into employment agreements with 26 of its employees, including its executive officers, which provide for aggregate salaries of $4,422,000 through and including year-end December 31, 2002.

ACQUISITIONS

      In January 1998, the Company acquired all of the issued and outstanding capital stock of Entelechy in consideration of the issuance of an aggregate of 277,434 shares of Common Stock, of which 147,310 shares were issued at the closing and 130,124 shares are to be issued ratably on each of the first, second and third anniversary of the acquisition closing date, provided that, the former Entelechy stockholders to whom such shares are issuable remain employees of the Company on each respective anniversary. The Company incurred a charge of approximately $180,000 relating to the issuance of such Common Stock in 1998 and expects to incur charges of $197,000, $197,000 and $17,000 relating to the issuance of such Common Stock in each of the years ending December 31, 1999, 2000 and 2001, respectively. The acquisition was accounted for as a purchase. On November 4, 1998, Entelechy was formally merged into the Company.

      In January 1998, the Company acquired substantially all of the assets of JDT WebwerX LLC (consisting primarily of computer equipment and intangible assets) in consideration for a $35,000 cash payment. The acquisition was accounted for as a purchase.

      On September 24, 1998, the Company entered into a Membership Interest Purchase Agreement with all of the members of DesignFX, a Web-design, programming and hosting company located in Cherry Hill, New Jersey, whereby the Company acquired all of the issued and outstanding membership interests of DesignFX in exchange for $1,251,000 (subject to certain adjustments) of unregistered shares of Common Stock valued by the parties at $6.25 per share. The combination has been accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods presented to include the results of operations and financial position of DesignFX. On December 9, 1998, DesignFX was formally merged into the Company.

      On December 1, 1998, the Company acquired substantially all of the assets of MBS, a Huntsville, Alabama-based Microsoft Certified Technical Education Provider - Partner Level, for approximately $50,000, the issuance of 4,493 shares of Common Stock and the assumption of approximately $150,000 in liabilities.

      On December 10, 1998, the Company entered into the Acquisition Agreement with Halo. Pursuant to the terms of the Acquisition Agreement, the Company acquired all of the issued and outstanding membership interests of Halo in exchange for $1,425,000 (subject to certain adjustments) of unregistered shares of Common Stock valued by the parties at $6.50 per share. The combination has been accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of operations and financial position of Halo.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by certain items reflected in the Company's consolidated statement of operations data:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                             1997         1998
                                                             ----         ----
Revenues.............................................       100.0%       100.0%
Cost of services.....................................        54.6         65.7
Gross Profit.........................................        45.4         34.3
Selling, general and administrative expense..........        54.4         30.6
Amortization expense.................................         0.2          1.8
Non-cash compensation expenses.......................         0.8          3.0
Merger expenses......................................          --          1.1
Operating loss.......................................       (10.0)        (2.1)
Interest and other expenses..........................        (1.8)         1.6
Loss before income taxes.............................       (11.8)        (0.5)
Income tax provision.................................        (1.6)        (0.1)
Net loss.............................................       (13.4)        (0.6)

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      REVENUES. Revenues increased by $4,644,000, or 90%, from $5,161,000 for the year ended December 31, 1997, to $9,805,000 for the year ended December 31, 1998. Of the increase, $1,117,000, or 24%, was generated by the operations of DesignFX and Halo. The Company's evolving consulting relationship with Aetna accounted for $1,969,000, or 42%, of the increase in revenues. Expansion of the Company's network and the corresponding increase in dial-up accounts accounted for $310,000, or 7%, of the increase in revenues. The remaining $1,241,000, or 27%, of the increase in revenues was attributable to an increase in the number of clients of the Company and the revenue generated as a result of the Entelechy acquisition in 1998, as well as an increase in the scope of consulting and network integration projects undertaken during 1998 as compared with 1997.

      Halo's revenues for 1998 were $1,952,000 as compared with $1,848,000 for 1997, an increase of $104,000. The increase of $104,000 is principally due to an increase in new 1998 business volume and customer growth of approximately $748,000 offset by the loss of three customers whose revenues in 1997 totaled approximately $700,000. Management believes that it will be able to grow revenues derived from the provision of systems information services through cross-selling opportunities created by its other businesses, as well as increased sales and marketing efforts.

      DesignFX's revenues for 1998 were $1,585,000 as compared with $572,000 for 1997, an increase of $1,013,000. This increase was due mainly to an increase in clients; an increase in the number, size and complexity of new projects; and increased revenues from the further development of a significant Web-site project. Management believes that it will be able to continue the growth of its Web-site design and programming services through cross selling opportunities created by its other businesses, as well as increased sales and marketing efforts.

      COST OF SERVICES. Cost of services consists primarily of expenses relating to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants engaged for client projects. Cost of services increased by $3,621,000, or 129%, from $2,817,000 for 1997 to $6,438,000 for 1998. Growth in the Company's direct payroll expense accounted for $1,626,000, or 45%, of the increase in cost of services. Additional expenses (largely depreciation) relating to the expansion of the Company's network accounted for $504,000, or 14%, of the increase in cost of services. Halo and DesignFX accounted for $587,000, or 16%, of the increase in cost of services. The remaining $904,000, or 24%, of the increase in cost of services was attributable to the increase in the number of engineers employed by the Company due to the growth in its client base and an increase in the cost of equipment sold to such clients.

      Costs of services for Halo were $1,379,000 for 1998 as compared with $1,153,000 for 1997, an increase of $226,000. This increase was due mainly to an increase in the value of equipment sales to clients and subcontracted labor costs.

      Cost of services for DesignFX were $926,000 for 1998 as compared with $565,000 in 1997, an increase of $361,000. This increase was due to costs associated with new revenue growth and increases in the cost of equipment sales to clients.

      GROSS PROFIT. The Company's gross profit decreased from 45.4% to 34.3% of revenues. In addition to the increased rates of spending for cost of services when measured against the increase in revenues, gross profits were also negatively impacted by a decrease in negotiated billing rates on major long term consulting projects.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $191,000, or 7%, from $2,810,000 in 1997 to $3,001,000 for 1998. Such increase was primarily attributable to the Company's expanded promotional and marketing activities, the hiring of additional marketing personnel, the hiring of additional administrative personnel to support the increase in the Company's professionals and client base, and additional administrative and professional costs associated with operating as a public company.

      Selling, general and administrative expenses for Halo for 1998 were $303,000 as compared to $704,000 in 1997, a decrease of $401,000. This decrease was due mainly to reduced facility costs and lower depreciation expenses.

      Selling, general and administrative expenses for DesignFX for 1998 were $454,000 as compared to $850,000 in 1997, a decrease of $396,000. This decrease was due mainly to lower marketing and advertising expenses, decreased professional fees and decreased depreciation expenses.

      AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $161,000, from $12,000 for 1997 to $173,000 for 1998. This increase is primarily attributable to the amortization of intangible assets (customer lists and goodwill), related to the purchase of Entelechy and MBS.

      NON-CASH COMPENSATION EXPENSE. The Company expects to incur charges in the amount of approximately $197,000, $197,000 and $17,000 in each of the years ending December 31, 1999, 2000 and 2001, respectively, in connection with the issuance of 130,124 shares of Common Stock to the former Entelechy stockholders. The acquisition of Entelechy occurred in January 1998; there was no related non-cash compensation expense for 1997. An April 1998 restricted stock award to an officer and 1998 option grants to outside directors resulted in compensation charges of $24,000 and $79,000, respectively. Assuming continued employment by these individuals, the Company expects charges of $99,000, $28,000, $28,000 and $6,000 in the years ending December 31, 1999, 2000, 2001 and 2002 for such awards and grants. Non-cash compensation expense of $40,000 and $7,000 was recognized in 1997 and 1998 under terms of a restricted stock grant to an employee that vested through February 1998.

      MERGER RELATED EXPENSES. The Company incurred charges of $109,000 for fees and costs associated with the acquisitions of DesignFX and Halo. Such amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

      INTEREST EXPENSE. Interest expense consists of interest on indebtedness and capital leases and financing charges in connection with the issuance of the 1997 Notes. Interest expense was $84,000 for the year ended December 31, 1998 as compared to $79,000 for the year ended December 31, 1997. Excluding the nonrecurring interest charge of $35,000 associated with the amortization of warrants granted to the 1997 Note holders, interest expense for 1998 approximated $49,000, compared to $79,000 for 1997. This decrease is due to debt repayments totaling $558,000 in 1998 with proceeds from the Company's Offering.

      INTEREST INCOME. Interest income of $185,000 for fiscal 1998 relates to investment income generated by the Company's increased cash position due to proceeds from the Offering in May of 1998. The Company has invested excess proceeds from the Offering in short term commercial paper and U.S. government obligations.

      OTHER (INCOME) EXPENSE, NET. In 1997, Halo recorded impairment losses on disposals of fixed assets of $45,000 offset by miscellaneous income of $32,000. In 1998, the Company recognized, as a change in estimate, the effects of reducing $55,000 of liabilities accrued in previous years.

      NET LOSS. As a result of the foregoing, the Company achieved a net loss of $60,000 for the year ended December 31, 1998 compared to a net loss of $694,000 for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary operating cash requirements have been to fund expenses in connection with providing consulting services to clients and Internet access to subscribers. The Company has historically satisfied its working capital requirements principally through the issuance of debt and equity securities. At December 31, 1998, the Company had working capital of $6,398,000, compared to a working capital deficit of $48,000 at December 31, 1997.

      During the period from May to August 1995, the Company received net proceeds in the amount of $100,000 in connection with the issuance and sale of 48,980 shares of Common Stock and the 1995 Notes. The 1995 Notes accrued interest at a rate of 6% and were payable in July 1998. Interest expense for each of the years ended December 31, 1996 and 1997 amounted to $6,000. Interest expense for 1998 amounted to $2,000. All principal and accrued interest on the 1995 Notes were paid in full in June 1998. The proceeds of the 1995 Notes were used for working capital and general corporate purposes.

      The Company received net proceeds of $200,000 in connection with the issuance and sale of the 1997 Notes and warrants to purchase an aggregate of 48,872 shares of Common Stock at an exercise price of $3.54 per share. The 1997 Notes accrued interest at the rate of 8% and were payable in full upon the closing of the Offering. In June 1998, the Company repaid the outstanding principal, aggregating $200,000, and accrued interest, aggregating $10,000, on the 1997 Notes. The proceeds of the 1997 Notes were used for working capital and general corporate purposes.

      On May 14, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-47741), relating to the Offering was declared effective by the SEC. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of Common Stock, including 180,000 shares of Common Stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. Additionally, the Company registered 120,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

      Further, upon consummation of the Offering, $150,000 in debt that the Company assumed in its acquisition of Entelechy was converted into 25,000 shares of Common Stock.

      From the effective date of the Offering through December 31, 1998, the Company incurred expenses in connection with the issuance and distribution of securities in the Offering in the actual amount of $1,638,000. Such expenses include underwriting discounts and commissions in the amount of $828,000, expenses paid to or for the underwriter in the amount of $248,400 and other expenses in the amount of $561,600. The Company believes that none of these payments were made, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning 10% or more of the Common Stock or (iii) affiliates of the Company.

      Net cash provided by (used in) operating activities increased from $(559,000) for 1997 to $168,000 for 1998. This change was primarily attributable to (i) improved operating results, a loss of $60,000 for 1998 compared to a loss of $694,000 for 1997, (ii) increased depreciation and amortization expense of $348,000, (iii) decreases in accounts receivable in the amount of $1,970,000, offset by (iv) decreases in accounts payable of $1,117,000 and deferred revenue in the amount of $734,000.

      Net cash used in investing activities increased from $347,000 for 1997 to $843,000 for 1998. The change was attributable, in part, to an increase in capital expenditures of $496,000, principally related to the expansion and enhancement of the Company's NOC, as well as to expenditures for office equipment to support additional employees hired during 1998.

      Net cash provided by financing activities increased from $855,000 in 1997 to $5,999,000 in 1998. This change is primarily attributable to the net proceeds of $6,642,000 received in connection with the Offering offset by debt repayments of $558,000.

      From the effective date of the Offering through December 31, 1998, the Company has applied an aggregate of $507,000 of the net proceeds of the Offering for the full repayment of debt and $115,000 for acquisitions.

      In May 1998, the Company paid in full all of its outstanding indebtedness to Interchange State Bank, consisting of $9,000 in principal.

      In October 1998 the Company repaid $200,000 of outstanding indebtedness of DesignFX, and exercised the purchase option on an equipment lease for $186,000 with Equity National Bank and Commerce Bank.

      In December 1998, the Company paid in full all of the outstanding principal and interest of Halo in the aggregate amount of $35,000 to Tinton Falls National Bank.

      At December 31, 1998, the Company had obligations pursuant to capital lease obligations in the aggregate amount of $72,000. These capital lease obligations are secured by the personal guarantees of Messrs. Loglisci, Frederick and Altieri and, in addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

      In May 1998, the Company secured equipment lines of credit from Ascend Credit Corp., Cisco Systems Capital Corp. and PAM Financial Corp., each in the amount of $500,000.

      In June 1998, the Company obtained a $1.5 million line of credit from First Union National Bank. The line of credit is for a one-year period effective July 1, 1998. As of December 31, 1998, the Company had no outstanding indebtedness under such line of credit.

LIQUIDITY AND CAPITAL REVENUES

      The Company's working capital at December 31, 1998 approximated $6.4 million. The Company believes that operating cash flow generated through existing customers and business activities, current cash and cash equivalents, funds available from a $1.5 million line of credit, and available credit through equipment vendor arrangements are sufficient to fund operating cash flow needs, capital expenditures (principally network improvements) and acquisitions. The Company current estimate of capital expenditures for the year ending December 31, 1999 approximates $2.3 million. For the period from January 1, 1999 through March 26, 1999, the Company has utilized cash of approximately $836,000 to fund acquisitions.

FLUCTUATIONS IN OPERATING RESULTS

      The Company's operating results may fluctuate significantly from period to period as a result of the length of the Company's sales cycle, as well as from client budgeting cycles, the introduction of new products and services by competitors, the timing of expenditures, pricing changes in the industry, technical difficulties, and general economic conditions. The Company's business is generally subject to lengthy sales cycles that require the Company to make expenditures and use significant resources prior to receipt of corresponding revenues. Historically, the Company's revenues have been higher in the fourth quarter as a result of client budgeting and expenditure cycles. See "-- Certain Factors Which May Affect the Company's Future Performance -- Possible Fluctuations in Operating Results; Lengthy Sales Cycle."

INFLATION

      Inflation has not had a significant impact on the Company's results of operations.

YEAR 2000

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

      Management has evaluated the Company's computer software and hardware systems, and, based on currently available information, believes that it will not have to replace or modify any of its hardware but has, and will have, to modify its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. It is believed that the greatest risk to the Company will be from outside firms that the Company relies on for its operations as well as the legacy computer systems of its clients. The failure by outside firms and/or clients' failure to address Year 2000 issues could interfere with the Company's ability to provide its services, and therefore impact future revenues. As of March 26, 1999, the Company has contingency plans in place to remedy these types of problems. Estimated costs associated with such plans are not expected to exceed $100,000, which are likely to be funded through the use of available internal employees and resources. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions in areas in which the Company's operations must rely on outside firms or clients whose systems may not function properly after January 1, 2000. While such failures could affect important operations of the Company, either indirectly or directly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

RECENT EVENTS

      On January 29, 1999, the Company acquired substantially all of the assets of Mainsite Communications ("Mainsite") for approximately $53,000 in cash. Mainsite is an Internet Service Provider based in Bridgeport, New Jersey.

      On February 22, 1999, the Company acquired substantially all of the assets of the Renaissance Internet Services Division ("Renaissance") of PIVC, LLC, for $912,377 in cash, a promissory note and Common Stock. Renaissance is an Internet Service Provider headquartered in Huntsville, Alabama.

      On March 1, 1999, the Company acquired substantially all of the assets of EZ Net, Inc., a Yorktown, Virginia-based Internet Service Provider with approximately 3,100 consumer dial-up and 40 corporate accounts, in exchange for $800,000 in cash and Common Stock, subject to certain adjustments.

      On March 25, 1999, the Company acquired substantially all of the assets of the ADViCOM division of Multitronics, Inc., for approximately $193,000 in cash and Common Stock. ADViCOM is an Internet Service Provider based to Huntsville, Alabama.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE.

      LIMITED OPERATING HISTORY. The Company commenced operations in June 1995 as an Internet Service Provider and began to offer systems integration, programming and applications services in April 1996. Accordingly, the Company has a limited operating history upon which an evaluation of its prospects and performance can be made. The Company's prospects must be considered in light of the risks, uncertainties, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business enterprise in a rapidly evolving industry characterized by intense competition and an increasing and substantial number of new market entrants and technologies and services. The Company is subject to the risks associated with an evolving business and the management of both internal and acquisition based growth.

      PRIOR OPERATING LOSSES; LACK OF SUBSTANTIAL PROFITABILITY; FUTURE OPERATING RESULTS. The Company incurred losses of $694,000 and $60,000, respectively, for the years ended December 31, 1997 and 1998. The Company would have incurred a pro forma net loss in the amount of $1,006,000 for the year ended December 31, 1997, giving effect to the acquisition of Entelechy. The Company had an accumulated deficit at December 31, 1998 of $1,065,000. Excluding the effects of interest and merger expenses of $35,000 and $109,000, respectively, the Company did achieve profitability for the year ended December 31, 1998. Despite generating steadily increasing levels of revenues, the Company's operating expenses have increased and will continue to increase significantly in connection with any expansion activities undertaken by the Company, including those relating to acquisitions, network development and marketing. Accordingly, the Company's future profitability will depend on corresponding increases in revenues.

      EXPANSION AND ACQUISITIONS. The Company intends to continue to expand its operations through internal growth. The Company plans to establish or acquire additional POPs, upgrade and expand its network capacity, attract additional clients and subscribers, expand its work force and its presence in selected geographic markets. Such growth is expected to place a significant strain on its management, administration, operational, financial and other resources. To successfully manage growth, the Company will be required to continue to implement and improve its administrative, operating and financial systems, train and manage its employees, monitor operations, control costs and maintain effective quality controls. The Company has limited experience in effectuating rapid expansion and in managing operations that are geographically dispersed, and there can be no assurance that the Company will be able to continue to successfully expand its operations or manage growth. In addition, the Company has grown through, and anticipates that it will continue to grow through, acquisitions of Internet Service Providers, systems integrators and consultants and programming and application developers. Acquisitions may expose the Company to particular risks, including, without limitation, diversion of management's attention, assumption of liabilities and amortization of goodwill and other acquired intangible assets, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company's earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency.

      DEPENDENCE ON AETNA; NON-RECURRING REVENUES. For the year ended December 31, 1998, the Company's largest client, Aetna (which engaged the Company in October 1997) accounted for approximately 35% of the Company's revenues. In December 1998, the Company entered into a three-year agreement with Aetna to continue to provide services. Revenues derived from the Company's consulting contracts are generally non-recurring in nature. Non-renewal or termination of the Company's contract with Aetna would have a material adverse effect on the Company. There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained from Aetna or any other client, that the Company will be able to retain existing clients or attract new clients or that the Company will not remain largely dependent on a limited client base which may continue to account for a substantial portion of the Company's revenues. In addition, the Company generally will be subject to delays in client funding; lengthy client review processes for awarding contracts; nonrenewal; delay, termination, reduction or modification of contracts in the event of changes in client policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses in the event of "fixed-price" contracts.

      SUBSCRIBER ATTRITION. The Company's operating results may be affected by dial-up subscriber attrition rates. Subscribers may discontinue service without penalty at any time, and there can be no assurance that subscribers will continue to purchase services from the Company or that the Company will not be subject to subscriber attrition. Historically, the Company has not retained data enabling it to accurately compute subscriber attrition levels. Significant levels of subscriber attrition in the future could have a material adverse effect on the Company's operating results.

      LIMITED NUMBER OF POPS; GEOGRAPHIC CONCENTRATION; UNCERTAINTY OF NETWORK EXPANSION. The Company currently has 39 POPs in operation in northern New Jersey, New York, Virginia and Alabama. Consequently, the results achieved to date by the Company may not be indicative of the prospects or market acceptance of a larger number of POPs in wider and more geographically dispersed areas. The process of acquiring existing POPs or identifying suitable sites and establishing additional POPs can be lengthy. There can be no assurance that the Company will be successful in acquiring existing POPs or identifying suitable sites and establishing additional POPs. Failure to obtain and install telephone lines and network equipment on a timely and cost-effective basis could materially delay the Company's plans with respect to the establishment of additional POPs in target markets. The Company has relatively limited experience in establishing POPs and has limited financial, technical and other resources. There can be no assurance that the Company will be able, for financial or other reasons, to successfully expand its network of POPs or that any expansion will not be subject to unforeseen delays and costs.

      EMERGING AND EVOLVING MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE; LIMITED MARKETING, SERVICE AND SUPPORT CAPABILITIES. The markets for the Company's services are relatively new and evolving and are characterized by consolidating trends. As a result, the ultimate level of demand for the Company's services is subject to a high degree of uncertainty. Any significant decline in demand for computer networking services or in the computer industry generally or in particular market segments could have a material adverse effect on the Company's business and prospects. The Company's success will be largely dependent upon its ability to continually attract and retain additional clients and subscribers and replace terminating clients and subscribers. Achieving significant market acceptance will require substantial efforts and expenditures to create enhanced awareness of the services offered by the Company. The successful implementation of the Company's business plans will also require the Company to expand client service and support capabilities to satisfy increasingly sophisticated client requirements. The Company currently has limited marketing experience and limited marketing, service, client support and other resources. To date, the Company has relied principally on the efforts of its executive officers to market its services. There can be no assurance that the Company will be able to successfully expand its marketing activities, client service or support capabilities, or that the Company's efforts will result in continued market acceptance for the Company's services.

      COMPETITION. The markets for the Company's services are highly competitive. There are no substantial barriers to entry and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully will be significantly affected by the availability of highly skilled engineers, programmers and technicians; continuing referrals by clients; the geographic scope of the Company's network; and industry and general economic trends. The Company competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company, including (i) large information technology consulting and service providers and application software firms such as Andersen Consulting, Cambridge Technology Partners, Electronic Data Systems Corporation and American Management Systems; (ii) international, national, regional and commercial Internet Service Providers such as Performance Systems International, Inc., Earthlink, Mindspring and UUNet WorldCom; (iii) established on-line services companies such as America Online, Inc; (iv) computer hardware and software and other technology companies such as IBM and Microsoft Corp.; (v) national long-distance carriers such as AT&T Corp., MCI WorldCom and Sprint, and regional telephone companies, including Bell Atlantic and Bell South, and cable operators; and (vi) major accounting firms. Many of these competitors have announced plans to expand their service offerings and increase their focus on the computer networking and Internet related services' markets. As a result, competition is expected to intensify for highly skilled network engineers, programmers and technicians. There can be no assurance that competitors will not develop or offer services that provide performance, price or other advantages over those offered by the Company, that the Company will be able to attract, hire or retain highly skilled network engineers, programmers and technicians or that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

      RAPID TECHNOLOGICAL CHANGE. The markets for the Company's services are characterized by rapid technological change, changes in client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's existing practices and methodologies obsolete or less attractive to existing and prospective clients. The Company's success will depend on its ability to improve existing and develop new services and solutions that address the increasingly sophisticated and varied needs of its current and prospective clients, and respond to technological advances, emerging industry standards and practices and competitive service offerings. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. The Company's dial-up access service is also subject to fundamental changes in the manner in which Internet access services are delivered. Currently, the Internet is accessed primarily through computers and telephone lines. To the extent that the Internet becomes increasingly accessible by screen-based telephones, television or other consumer electronic devices which change the way Internet access is routinely provided, the Company may be required to acquire or develop new technology or modify its existing technology to accommodate these developments. The pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet access service to alternate access devices and conduits.

      CAPACITY CONSTRAINTS; SYSTEM FAILURE AND SECURITY RISKS. The Company's operations depend upon the capacity, reliability and security of its network infrastructure. The Company currently has limited network capacity and will be required to continually expand its network infrastructure to accommodate significant numbers of users and increasing amounts of information. Expansion of the Company's network infrastructure will require significant financial, operational and management resources. There can be no assurance that the Company will be able to expand its network infrastructure to meet potential demand on a timely basis, at a commercially reasonable cost, or at all. Failure by the Company to expand its network infrastructure on a timely basis would have a material adverse effect on the Company. Although the Company maintains redundant connections to the Internet, the Company's operations will also be dependent on the Company's ability to protect its computer equipment against damage from fire, power loss, telecommunications failures and similar events. The Company's network infrastructure will be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. Computer viruses or problems caused by third parties could lead to material interruptions, delays or cessation in service. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in computer systems. Security and privacy concerns may limit the Company's ability to develop a significant subscriber base.

      DEPENDENCE ON THIRD-PARTY SUPPLIERS AND MANUFACTURERS; POSSIBLE SERVICE INTERRUPTIONS AND EQUIPMENT FAILURES. The Company is currently dependent upon Bell Atlantic, Bell South, MCI WorldCom, Sprint, Hyperion, ICI/Digex and KMC to provide leased telecommunication lines on a cost-effective and continuous basis, and on UUNet Worldcom, Winstar, Sprint, ICI/Digex, CRL, Cox and Cable & Wireless to provide Internet access. In accordance with industry custom, the Company does not maintain interconnect agreements with these suppliers. Increases in rates charged by such suppliers could adversely affect the Company's operating margins. Failure to obtain continuing access to such networks resulting in material business interruptions would also have an adverse effect on the Company. The Company also is dependent on third-party manufacturers of hardware components. Except for a limited number of non-exclusive reseller agreements with certain suppliers, the Company has not entered into agreements with any equipment manufacturer. Failure by manufacturers to deliver quality equipment on a timely basis or any inability to obtain alternative sources of supply, could materially adversely affect the Company's business and limit the Company's ability to expand its network. In addition, the Company's operations require that its POPs and its third-party telecommunications networks operate on a continuous basis. It is possible that the Company's POPs and third party telecommunications networks may from time to time experience service interruptions or equipment failures. Service interruptions and equipment failures resulting in material delays would adversely affect client and subscriber confidence, as well as the Company's business operations and reputation.

      RECRUITMENT AND RETENTION OF QUALIFIED PERSONNEL. The Company's business is labor intensive. The Company's success will depend upon its ability to identify, hire, train and retain professional engineers, programmers and technicians who can provide the strategy, technology and creative skills required by clients. Qualified professionals are in high demand and are likely to remain a limited resource for the foreseeable future. The Company is currently dependent on the services of temporary personnel to satisfy increased client requirements. The Company competes intensely for qualified personnel with other companies, and there can be no assurance that the Company will be able to attract or retain other highly qualified engineers, programmers and technical personnel in the future. Failure to attract and retain qualified professionals in sufficient numbers would severely limit the Company's ability to complete existing projects and expand its operations.

      POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company's business is capital intensive. Based on proposed plans and assumptions relating to its operations, the Company believes that the proceeds of its financings, together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of this offering or cash flow prove to be insufficient to implement its business plans, the Company may be required to seek additional financing or curtail its expansion activities. There can be no assurance that the Company will be able to implement its business plan or that any assumptions relating to such plan will prove to be accurate or that any additional financing would be available to the Company on commercially reasonable terms, or at all. The inability to obtain additional financing, if required, would have a material adverse effect on the Company. The Company may determine to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company finances an acquisition with equity securities, the issuance of such equity securities may result in dilution to the interests of the Company's stockholders. Additionally, if the Company incurs indebtedness or issues debt securities in connection with any acquisition, the Company will be subject to risks that interest rates may fluctuate and cash flow may be insufficient for the payment of principal and interest on any such indebtedness.

      POSSIBLE FLUCTUATIONS IN OPERATING RESULTS; LENGTHY SALES CYCLE. The Company's operating results may fluctuate significantly from period to period as a result of the length of the Company's sales cycle, as well as from client budgeting cycles; the introduction of new products and services by competitors; the timing of expenditures; pricing changes in the industry; technical difficulties; and general economic conditions. The Company's business is generally subject to lengthy sales cycles, which requires the Company to make expenditures and use significant resources prior to receipt of corresponding revenues. Historically, the Company's revenues have been higher in the fourth quarter as a result of client budgeting and expenditures cycles. There can be no assurance that the foregoing factors will not result in significant fluctuations in future operating results.

      GOVERNMENT REGULATION; POTENTIAL LIABILITY FOR CONTENT. Recently enacted federal, state and local legislation aimed at limiting the use of the Internet to transmit certain content and materials could result in significant liability to Internet Service Providers. These types of legislative actions present the potential for increased scrutiny and attempts to impose liability upon Internet Service Providers for information disseminated through their networks. The adoption or strict enforcement of any such laws or regulations may limit the growth of the Internet, which could decrease demand for the Company's services and increase the Company's cost of doing business. Additionally, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. As a result, it is possible that the adoption of new legislation or regulation or the application to the Internet of existing laws and regulations relating to property ownership, libel and personal privacy could have a material adverse effect on the Company. Changes in the regulatory environment relating to Internet access, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from local and regional telephone companies or others, could also have a material adverse effect on the Company.

      LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company relies on a combination of copyright and trademark laws, trade secrets and nondisclosure agreements to protect its proprietary information. The Company currently has no registered copyrights or patents or patent applications pending. It may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's proprietary information without authorization. In addition, there can be no assurance that any confidentiality agreements between the Company and its employees or any agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information. The majority of the Company's current agreements with its clients contain provisions granting to the client intellectual property rights to certain of the Company's work product, including customized programming that is created during the course of a project. The Company anticipates that agreements with future clients may contain similar provisions. Other existing agreements to which the Company is a party are, and future agreements may be, silent as to the ownership of such rights. To the extent that the ownership of such intellectual property rights is expressly granted to a client or is ambiguous, the Company's ability to reuse or resell such rights will or may be limited.

      POTENTIAL LIABILITY TO CLIENTS. The Company's consulting engagements often involve development, implementation and maintenance of applications that are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could harm the Company's business reputation or result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure or inability. In addition, in the course of performing services, the Company's personnel often gain access to technologies and content that include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company attempts to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering services and, although the Company maintains general liability insurance coverage in the amount of $1,000,000 including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would adversely affect the Company.

      DEPENDENCE ON KEY PERSONNEL. The success of the Company will be dependent on the personal efforts of Nicholas R. Loglisci, Jr., its President and Chief Executive Officer; Clark D. Frederick, its Chief Technical Officer; Frank R. Altieri, Jr., its Chief Information Officer and other key personnel. Although the Company has entered into employment agreements with Messrs. Loglisci, Frederick and Altieri, the loss of the services of any of such individual, as a result of extended leaves due to military service or otherwise, could have a material adverse effect on the Company. The Company maintains "key-man" insurance on the life of each of Messrs. Loglisci, Frederick and Altieri in the amount of $2,000,000.

      AUTHORIZED PREFERRED STOCK. The Company's Restated Certificate of Incorporation authorizes the Company's Board of Directors to issue one million shares of "blank check" preferred stock, par value $.01 per share (the

"Preferred Stock"), and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares of Preferred Stock, without further stockholder approval. The rights of the holders of Common Stock will be subject to and may be adversely affected by the rights of holders of any Preferred Stock that may be issued in the future. The ability to issue Preferred Stock without stockholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of the Company thereby delaying, deferring or preventing a change in control of the Company.

ITEM 7.  FINANCIAL STATEMENTS

      Financial Statements are attached hereto following page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information appearing under the captions "Proposal 1 - Election of Directors," "Executive Officers of the Company," "Promoters and Control Persons" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

      Information appearing under the caption "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information appearing under the caption "Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)    EXHIBITS

      The following is a list of Exhibits filed as a part of this Report.

EXHIBIT NO.             DESCRIPTION
-----------             -----------
   *3.1     Restated  Certificate  of  Incorporation  of the  Company  (filed as
            Exhibit 3.1 to the Company's Registration Statement on Form SB-2, File No. 333-47741, filed on April 23, 1998 (the "Registration Statement")).
   *3.2 Restated By-Laws of the Company, as amended (filed as Exhibit 3.2 to the Company's Registration Statement).
    4.1 See Exhibit numbers 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Restated By-Laws of the Company, as amended, defining the rights of the holders of Common Stock.
   *4.2 Specimen form of certificate evidencing the shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Registration Statement).

  *10.1     Form of  Registration  Rights  Agreement,  dated as of May 6,  1997, between  the  Company  and the  holders of certain  shares of Common
            Stock  (filed  as  Exhibit  10.2  to  the   Company's   Registration
            Statement).
  *10.2     Form of Warrant to Purchase Shares of Stock, dated as of October 31,
            1997  (filed  as  Exhibit   10.4  to  the   Company's   Registration
            Statement).
  *10.3     Form of  Employment  Agreement  between the Company and  Nicholas R.
            Loglisci,  Jr. (filed as Exhibit 10.5 to the Company's  Registration
            Statement).+
  *10.4     Form of  Employment  Agreement  between  the  Company  and  Clark D.
            Frederick  (filed  as  Exhibit  10.6 to the  Company's  Registration
            Statement).+
  *10.5     Form  of  Employment   Agreement   between  the  Company  and  Frank
            Altieri,  Jr. (filed as Exhibit 10.7 to the  Company's  Registration
            Statement).+
  *10.6     Form  of  Employment  Agreement  between  the  Company  and  Jeffrey
            Brenner  (filed  as  Exhibit  10.8  to  the  Company's  Registration
            Statement).+
  *10.7     Stock  Purchase  Agreement,  dated as of January 31,  1998,  between the Company and Entelechy,  Inc. and the  stockholders of Entelechy,
            Inc.  named  therein  (filed  as  Exhibit  10.12  to  the  Company's
            Registration Statement).
  *10.8     Membership Interest Purchase Agreement, dated September 24, 1998, by and among the  Company and Peter  Bowman,  Lawrence  Rafkin,  Robert
            Gillespie,  Steven  Rotella,  Steven Swartz,  Jospeh  Calabro,  Febe
            Dwyer, Barbara Glass-Seran,  Clifford Seran, Stanley Lerner, Annette
            Monti, Christina Monti, Jack Monti, Rogelio Valencia, Linda Valencia
            and Phyllis  Wood (filed as Exhibit 2.1 to the  Company's  Report on
            Form 8-K, filed on October 9, 1998).
  *10.9     Membership Interest Acquisition Agreement,  dated December 10, 1998, by and among the Company,  Carl Broadbent,  Keith Lowy, Stephen Lowy
            and Halo  Network  Management,  LLC  (filed  as  Exhibit  2.1 to the
            Company's Report on Form 8-K, filed on December 22, 1998).
 *10.10     IBS  Interactive,  Inc.  1998 Stock  Option  Plan  (filed as Exhibit
            10.14 to the Company's Registration Statement).+
 *10.11     Commercial  Sublease,  dated as of May 5, 1997,  between the Company and Information  Systems & Communications,  Inc., in connection with the Company's premises in Fairfax,  Virginia (filed as Exhibit 10.16 to the Company's Registration Statement).
 *10.12     Second Lease Modification  Agreement,  dated as of March 3, 1998, by and among the Company and EI Realty,  2 Ridgedale  Avenue,  Inc. and
            Hanover Park for Industry, in connection with the Company's premises in Cedar Knolls, New Jersey (filed as Exhibit 10.17 to the Company's
            Registration Statement).
 *10.13     Letter Agreement,  dated as of October 21, 1997, between the Company and EI Realty in  connection  with the  Company's  premises in Cedar
            Knolls,  New  Jersey  (filed  as  Exhibit  10.18  to  the  Company's
            Registration Statement).
 *10.14     Lease Agreement, dated as of May 1, 1997, by and between the Company and  Iron  Investment  Corp.  and  Hanover  Park  for  Industry,  in
            connection with the Company's  premises in Cedar Knolls,  New Jersey
            (filed as Exhibit 10.19 to the Company's Registration Statement).
 *10.15     Network Services  Contract,  dated as of December 27, 1996,  between the Company and the Catholic  Healthcare  Network  (filed as Exhibit
            10.20 to the Company's Registration Statement).
 *10.16     Professional Service Agreement  Consulting,  dated as of October 23,
            1997, between Aetna Life Insurance Company and the Company (filed as
            Exhibit 10.21 to the Company's Registration Statement).
 *10.17     Lease Agreement,  dated as of January 31, 1998,  between the Company and R&G International,  in connection with the Company's premises in
            Huntsville,  Alabama  (filed  as  Exhibit  10.22  to  the  Company's
            Registration Statement).
**10.18     Loan  Agreement,  dated October 30, 1998, by and between the Company and First Union National Bank.
**21.1      Subsidiaries of the Company.
**24.1      Power of Attorney (appears on signature page).
**27.1      Financial Data Schedule.
-------------

*  Incorporated by reference.
** Filed herewith.
+  Management contract or compensatory plan or arrangement.


(B)    REPORTS ON FORM 8-K

      On October 9, 1998, the Company filed a Report with the SEC on Form 8-K, under Item 2, to report the execution of a definitive Membership Interest Purchase Agreement, dated as of September 24, 1998, among the Company and the interest holders of DesignFX, whereby the Company acquired all of the issued and outstanding membership interests of DesignFX in exchange for 176,944 shares of the Company's Common Stock. The Company has also reserved 23,216 shares of Common Stock for issuance in connection with the DesignFX combination pending the final calculation of defined financial data. The Company filed the financial statements required by Items 7(a) and 7(b) of Form 8-K on December 9, 1998.

      On December 22, 1998, the Company filed a Report with the SEC on Form 8-K, under Item 2, to report the Acquisition Agreement, dated as of December 10, 1998, among the Company and the members of Halo and Halo, whereby the Company acquired all of the issued and outstanding membership interests of Halo in exchange for 180,866 shares of the Company's Common Stock. The Company has also reserved 38,365 shares of Common Stock for issuance in connection with the Halo combination pending the final calculation of defined financial data. The Company filed the financial statements required by Items 7(a) and 7(b) of Form 8-K on February 26, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBS INTERACTIVE, INC.


Dated:   March 31, 1999                 By:   /s/ NICHOLAS R. LOGLISCI, JR.
                                           -----------------------------------
                                           Nicholas R. Loglisci, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

      KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Nicholas R. Loglisci, Jr. and Clark
D. Frederick his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1999.


      SIGNATURE                           TITLE(S)

/S/ NICHOLAS R. LOGLISCI, JR.            President, Chief Executive Officer and
-------------------------------          Director (Principal Executive Officer)
Nicholas R. Loglisci, Jr.

/S/ CLARK D. FREDERICK                   Chief Technical Officer and Director
-------------------------------
Clark D. Frederick

/S/ FRANK R. ALTIERI, JR.                Chief Information Officer and Director
-------------------------------
Frank R. Altieri, Jr.

/S/ JEFFREY E. BRENNER                   Senior Vice President, Finance and
-------------------------------          Administration (Principal Financial and
Jeffrey E. Brenner                       Accounting Officer)

/S/ SUSAN HOLLOWAY TORRICELLI            Director
-------------------------------
Susan Holloway Torricelli

/S/ BARRETT N. WISSMAN                   Director
-------------------------------
Barrett N. Wissman

/S/ DAVID FAEDER                         Director
-------------------------------
David Faeder

/S/ PATRICIA DUFF                        Director
-------------------------------
Patricia Duff

                             IBS INTERACTIVE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE
                                                                   ----

Report of Independent Certified Public Accountants................. F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998....... F-3

Consolidated Statements of Operations for the years ended
    December 31, 1997 and 1998..................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1998............................... F-5

Consolidated Statements of Cash Flows for the years
    ended December 31, 1997 and 1998............................... F-6

Notes to Consolidated Financial Statements......................... F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
IBS Interactive, Inc.
Cedar Knolls, New Jersey

      We have audited the accompanying consolidated balance sheets of IBS Interactive, Inc. and Subsidiaries (formerly known as Internet Broadcasting System, Inc.) as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBS Interactive, Inc. and Subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Woodbridge, New Jersey
March 29, 1999

                             IBS INTERACTIVE, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                             December 31,
                                                 ------------------------------
                                                          1997           1998
                                                 ------------------------------
                     ASSETS

Current Assets:
   Cash and cash equivalents..................    $    153,000     $5,477,000
   Accounts receivable (net of allowance for
      doubtful accounts of $106,000 in 1997 and
      $23,000 in 1998)........................       1,974,000      1,492,000
   Prepaid income taxes.......................               -         54,000
   Prepaid expenses and other current assets..          28,000        175,000
   Deferred income tax asset..................          50,000        126,000
                                                 ------------------------------
      Total Current Assets....................       2,205,000      7,324,000
Property and equipment, net...................         701,000        943,000
Intangible assets, net........................          56,000      1,418,000
Deferred income tax asset.....................               -          5,000
Deferred offering costs.......................          45,000              -
Advance to related party......................               -         70,000
Other assets..................................          61,000        115,000
                                                 ------------------------------
TOTAL ASSETS                                       $ 3,068,000     $9,875,000
                                                 ==============================

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt.......    $    575,000    $    47,000
   Accounts payable...........................         322,000        414,000
   Deferred revenue...........................         503,000         45,000
   Accrued salaries and related expenses......          71,000        106,000
   Accrued project costs......................         305,000              -
   Accrued professional fees..................               -         50,000
   Customer deposits..........................          80,000         59,000
   Accrued interest payable...................          14,000              -
   Income taxes payable.......................          25,000              -
   Other current liabilities..................         358,000        205,000
                                                 ------------------------------
      Total Current Liabilities...............       2,253,000        926,000
Long-term debt, less current maturities.......         281,000        225,000
Deferred compensation.........................               -        705,000
Deferred income tax liabilities...............          34,000              -
                                                 ------------------------------
Total liabilities.............................       2,568,000      1,856,000
                                                 ------------------------------

Commitments and contingencies

Stockholders' Equity:
   Preferred Stock - $.01 par value; authorized
     1,000,000 shares, no shares issued and
     outstanding
   Common Stock - $.01 par value; authorized
      11,000,000 shares, issued and outstanding
      2,059,777 shares - 1997 and 3,616,580
      shares - 1998...........................          21,000         36,000
   Additional paid in capital.................       1,491,000      9,048,000
   Unearned compensation......................          (7,000)             -
   Accumulated deficit........................      (1,005,000)    (1,065,000)
                                                 ------------------------------
   Total Stockholders' Equity.................         500,000      8,019,000
                                                 ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 3,068,000     $9,875,000
                                                 ==============================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             IBS INTERACTIVE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                         December 31,
                                                 ------------------------------
                                                           1997           1998
                                                 ------------------------------

Revenues........................................    $5,161,000     $9,805,000
Cost of services................................     2,817,000      6,438,000
                                                 ------------------------------
Gross Profit....................................     2,344,000      3,367,000

Operating Expenses:
   Selling, general and administrative .........     2,810,000      3,001,000
   Amortization of intangible assets............        12,000        173,000
   Non-cash compensation expenses...............        40,000        290,000
   Merger related expenses......................             -        109,000
                                                 ------------------------------
                                                     2,862,000      3,573,000
                                                 ------------------------------
        Operating loss..........................      (518,000)      (206,000)
Interest expense................................        79,000         84,000
Interest income.................................             -       (185,000)
Other (income) expense, net.....................        13,000        (60,000)
                                                 ------------------------------

Loss before income taxes........................      (610,000)       (45,000)

Income tax provision............................       (84,000)       (15,000)
                                                 ------------------------------

Net loss........................................    $ (694,000)  $    (60,000)
                                                 ==============================

Loss per share
   Basic and Diluted............................         $(.34)         $(.02)
                                                 ==============================

Weighted average number of common stock and
equivalents.....................................     2,050,660      3,123,419
                                                 ==============================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  IBS INTERACTIVE, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998



                               Common Stock
                        -------------------------
                              Number               Additional                                               Total
                                of                   Paid-in     Unearned   Subscription  Accumulated    Stockholders'
                              Shares     Amount      Capital   Compensation  Receivable     Deficit         Equity
                        ----------------------------------------------------------------------------------------------

Balance - January 1,
  1997, as previously
  reported                   1,679,975   $17,000   $1,088,000    $(47,000)   $(54,000)   $  (283,000)   $   721,000

Adjustments in
  connection with
  pooling of interests
  - DesignFX                   176,944     2,000       (2,000)          -           -        (45,000)       (45,000)

Adjustments in
  connection with
  pooling of interests
  - Halo                       180,866     2,000       (2,000)          -           -         17,000         17,000
                        ----------------------------------------------------------------------------------------------

Balance, January 1,
  1997, as restated          2,037,785    21,000    1,084,000     (47,000)    (54,000)      (311,000)       693,000

Shares issued in
  connection with
  acquisition - AllNet          15,883         -       52,000           -           -              -         52,000

Payment of common
  stock subscription
  receivable                         -         -            -           -      54,000              -         54,000

Amortization of
  unearned compensation              -         -            -      40,000           -              -         40,000

Shares issued in
  connection with
  private placement              6,109         -       20,000           -           -              -         20,000

Issuance and
  amortization of
  warrants associated
  with 1997 Notes                    -         -       54,000           -           -              -         54,000

Capital contributions                                 281,000                                               281,000

Net loss                             -         -            -           -           -       (694,000)      (694,000)
                        ----------------------------------------------------------------------------------------------

Balance - December 31,
  1997                       2,059,777    21,000    1,491,000      (7,000)          -     (1,005,000)       500,000

Net proceeds from
  initial public
  offering                   1,380,000    14,000    6,628,000           -           -              -      6,642,000

Issuance and
  amortization of
  directors' options                 -         -       79,000           -           -              -         79,000

Shares issued in
  connection with
  acquisition -
  Entelechy                    147,310     1,000      670,000           -           -              -        671,000

Conversion of
  Entelechy demand note         25,000         -      150,000           -           -              -        150,000

Shares issued in
  connection with
  acquisition - MBS              4,493         -       30,000           -           -              -         30,000

Amortization of
  unearned compensation              -         -            -       7,000           -              -          7,000

Net loss                             -         -            -           -           -        (60,000)       (60,000)
                        ----------------------------------------------------------------------------------------------

Balance - December 31,
  1998                       3,616,580   $36,000   $9,048,000      $    -     $     -    $(1,065,000)    $8,019,000
                        ==============================================================================================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             IBS INTERACTIVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                           December 31,
                                                  -----------------------------
                                                          1997           1998
                                                  -----------------------------
Cash flows from operating activities:
   Net loss...................................     $  (694,000)   $   (60,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization...........         285,000        633,000
      Loss on disposals of fixed assets.......          69,000         18,000
      Non-cash interest expense...............          24,000         49,000
      Compensation expense - Entelechy........               -        180,000
      Non-cash compensation...................          40,000        110,000
      Deferred income tax provision (benefit).          57,000       (115,000)
Changes in operating assets and liabilities
 (net of effects of purchase acquisitions):
   Accounts receivable........................      (1,365,000)       605,000
   Prepaid expenses and other assets..........           1,000       (201,000)
   Accounts payable and accrued expenses......         660,000       (457,000)
   Deferred revenue...........................         276,000       (458,000)
   Income taxes...............................          25,000        (79,000)
   Deposits and other.........................          63,000        (57,000)
                                                  -----------------------------
        Net cash provided by (used in) operating
          activities..........................        (559,000)       168,000
                                                  -----------------------------

Cash flows from investing activities:
   Capital expenditures - property and equipment      (272,000)      (727,000)
   Asset acquisitions and related costs.......         (75,000)      (116,000)
                                                  -----------------------------
        Net cash used in investing activities.        (347,000)      (843,000)
                                                  -----------------------------

Cash flows from financing activities:
   Proceeds from initial public offering......               -      8,280,000
   Private sales of common stock..............          74,000              -
   Capital contributions......................         282,000              -
   Offering costs.............................         (25,000)    (1,613,000)
   Repayments of notes payable................        (100,000)      (358,000)
   Proceeds from notes payable................         375,000         25,000
   Repayments from (advances to) related parties        79,000        (70,000)
   Proceeds from (repayment of) 1997 Notes....         200,000       (200,000)
   Payments of capital lease obligations......         (30,000)       (65,000)
                                                  -----------------------------
        Net cash provided by financing activities      855,000      5,999,000
                                                  -----------------------------

Net increase (decrease) in cash and cash
  equivalents.................................         (51,000)     5,324,000

Cash and cash equivalents, at beginning of year        204,000        153,000

                                                  -----------------------------
Cash and cash equivalents, at end of year.....     $   153,000    $ 5,477,000
                                                  =============================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             IBS INTERACTIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


NOTE 1- ORGANIZATION AND BACKGROUND

IBS Interactive, Inc. (the "Company") and its subsidiaries provides a broad range of computer networking, programming, applications development, Internet subscriber access, Internet Web-site development and network installation services. Services are primarily rendered to businesses and organizations, including governmental and not-for-profit entities. The Company was incorporated under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. on March 10, 1998. The Company, a Delaware corporation, has its main administrative office in Cedar Knolls, New Jersey, along with regional offices throughout New Jersey, Alabama and Virginia.

RESTATEMENTS

Previously issued consolidated financial statements and notes thereto of the Company have been restated, as required by Accounting Principles Board Opinion No. 16, "Business Combinations," to reflect the 1998 business combinations accounted for as poolings-of-interests (DesignFX Interactive, LLC ("DesignFX") and Halo Network Management, LLC ("Halo") see Note 3).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue is recognized as services are provided to clients and subscribers. In the event that there are significant performance obligations yet to be fulfilled on consulting, design and installation projects, revenue recognition is deferred until such conditions are removed.

For the years ended December 31, 1997 and 1998, the Company recognized revenues of $252,000 and $29,000 respectively, on projects in process. Such unbilled amounts are included in accounts receivable, net, at December 31, 1997 and 1998, respectively.

STOCK BASED COMPENSATION

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

The values ascribed to restricted stock awards are based on the fair value of the Company's common stock at the date of the grant. The intangible asset related to the value of the stock awards is amortized on a straight line basis over the required service periods. The Company's liability related to such awards will be converted to common stock and additional paid in capital upon the formal issuance of the common stock.

WARRANTS

The fair values ascribed to warrants that were granted in connection with the 1997 Notes (see Note 6) have been capitalized and amortized, as interest expense, over the expected life of the underlying debt.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established against deferred tax assets when management concludes that the realization of such deferred tax assets cannot be considered more likely than not.

Through their acquisition dates, the owners of DesignFX and Halo elected, under the applicable provisions of the Internal Revenue Code and applicable state code, to report their respective income for federal and state income tax purposes as a limited liability corporation. Under those regulations, the owners individually received the income tax provision or benefit of their respective share of DesignFX's and Halo's net income or loss. Accordingly, the Company has not recorded a provision or benefit for federal and state income taxes for the year ended December 31, 1997 and from January 1, 1998 through the respective acquisition dates of DesignFX and Halo.

In future periods, the Company's consolidated income tax provision or benefit will include the operating results of DesignFX and Halo. As such, the historical tax provision of the Company, as reflected in the accompanying consolidated 1997 and 1998 statements of operations, is not necessarily indicative of the tax provision or benefit that would have been recorded had DesignFX and Halo been acquired at the beginning of 1997.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of a concentration of unsecured trade accounts receivables. At December 31, 1997, a single customer accounted for 74% of total net accounts receivable and at December 31, 1998, two customers accounted for 21% and 17% of total net accounts receivable.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly. During the year ended December 31, 1998, the Company's allowance for doubtful accounts was reduced by $83,000. The decrease was comprised of charged off accounts totaling $39,000 and a reduction in the allowance (based on the results of an assessment of the collectibility of outstanding balances) of $44,000.

At December 31, 1998,  cash  equivalents  of $4,982,000  and $443,000  represent
investments  in  GE  Capital   Corporation   commercial   paper  and  short-term
obligations of the United States government, respectively.

The Company maintains substantially all of the machinery and communications network equipment utilized in providing Internet access to customers at one location.

SOURCES OF SUPPLIES AND VENDORS

The Company has multiple vendors, which provide data communications and Internet access services to customers. Although management believes alternative telecommunications and access facilities could be found in a timely manner, any disruption or termination of these services could have a short-term adverse effect on operating results. In addition, the Company is also dependent on third-party manufacturers of hardware components to be used for resale. Failure by manufacturers to deliver this equipment on a timely basis, or any inability to obtain alternative sources, could have an adverse effect on operating results.

Although the Company attempts to maintain multiple vendors for required products, its modems, terminal servers and high-performance routers, which are important components of its network, are currently acquired from limited sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it builds out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, which could have an adverse effect on operating results.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the assets estimated useful lives, generally three years for computer equipment, five years for office equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the term of the related lease, generally three to five years. Equipment under capital leases is amortized on a straight-line basis over the terms of the leases, generally three years.

LONG-LIVED ASSETS

The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121"). In accordance with SFAS 121, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

There were no impairment losses recorded in the years ended December 31, 1997 and 1998.

INTANGIBLE ASSETS

Intangible assets are comprised primarily of goodwill, customer lists and other intangibles arising from various acquisitions and deferred compensation arrangements. Such asset values are amortized over periods of five to ten years, and for deferred compensation arrangements over the period that such services are rendered.

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate the instruments' fair values due to the immediate or short-term maturity of these financial instruments.

EARNINGS (LOSS) PER SHARE

Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company's diluted loss per share includes the effect, if any, of unissued shares under options, warrants and stock awards computed using the treasury stock method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was antidilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements (aggregating 655,049 shares at December 31, 1998), could potentially dilute basic earnings per share.

The Company's 1998 pro forma basic loss per share (which assumes that the proceeds from the initial public offering of common stock and repayments of certain borrowings occurred on January 1, 1998), totaled $.01 per share.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the assumptions utilized in the development of the Company's allowance for doubtful accounts, given its concentration of accounts receivable balances with a limited number of customers. In addition, many of the Company's estimates and assumptions used in the consolidated financial statements relate to the Company's continued ability to deliver state-of-the-art technical and subscriber services, which are subject to competitive market and technology changes.

It is  reasonably  possible  that  changes may occur in the near term that would
affect   management's   estimates   with  respect  to  the  values  of  accounts
receivable, intangibles and fixed assets.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently reviewing the effects of SFAS 133, if any. This statement will be adopted by the Company no later than its year ending December 31, 2000.

NOTE 3 - BUSINESS COMBINATIONS

POOLINGS-OF-INTERESTS

On September 24, 1998 and December 10, 1998, the Company acquired DesignFX and Halo, respectively, in business combinations accounted for as poolings-of-interests. DesignFX, which engages in the development and maintenance of Web-sites on the Internet, became a wholly-owned subsidiary of the Company through the exchange of 176,944 shares of the Company's common stock (exclusive of the reserves discussed below) for all of the outstanding membership interests of DesignFX. On December 9, 1998, DesignFX was formally merged into the Company. Halo, which engages in full-service network solutions, including planning, installation and maintenance services, became a wholly-owned subsidiary of the Company through the exchange of 180,866 shares of the Company's common stock (exclusive of the reserves discussed below) for all of the outstanding membership interests of Halo. The ultimate number of shares to be issued to the former owners of DesignFX and Halo is contingent upon the resolution of specific and, to a lesser extent, general financial matters. The Company has reserved 23,216 and 38,365 of common shares for issuance to the owners of DesignFX and Halo, respectively, pending the outcome of such matters. The Company expects to reach agreement on the ultimate number of shares to be issued in the year ending December 31, 1999. The accompanying financial statements are based on the assumption that the Company, DesignFX and Halo, were combined as of January 1, 1997 and, accordingly, financial statements of prior years have been restated to give effect to the combinations.

Summarized results of operations of the Company, DesignFX and Halo for the period January 1, 1997 through December 31, 1997 are as follows:

                                  COMPANY     DESIGNFX      HALO
                                  -------     --------      ----

Net revenues                    $2,741,000    $572,000  $1,848,000
Net income (loss)                  198,000    (825,000)    (67,000)


Summarized unaudited results of operations of the Company and DesignFX through September 30, 1998 (the closest practical date to the date of the DesignFX acquisition) are as follows:

                                              COMPANY    DESIGNFX
                                              -------    --------

Net revenues                                $6,091,000  $1,181,000
Net income                                      52,000      42,000

Summarized unaudited results of operations of the Company and Halo through December 31, 1998 (the closest practical date to the date of the Halo acquisition) are as follows:

                                              COMPANY      HALO
                                              -------      ----

Net revenues                                $7,853,000  $1,952,000
Net income (loss)                             (326,000)    266,000

There were no material adjustments to conform the accounting policies of DesignFX and Halo to the accounting policies used by the Company.

The Company incurred charges of $109,000 for fees and costs associated with the acquisitions of DesignFX and Halo. Such amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

PURCHASES

ALLNET TECHNOLOGY SERVICES, INC.

On March 1, 1997, the Company acquired certain assets of AllNet Technology Services, Inc. ("AllNet"), an Internet Service Provider, in exchange for $75,000 of cash and 13,378 shares of Company common stock in a business combination accounted for as a purchase. The fair value of the shares issued in connection with the acquisition approximated $52,000 and was based, in part, on the fair market value of shares sold in the Company's 1996 private placement of common stock (see Note 7). Of the total purchase price of $127,000, $65,000 was allocated to equipment and the balance was assigned to various intangible assets. The results of operations of AllNet are included in the accompanying financial statements from the acquisition date forward. With respect to this acquisition, the results of operations from January 1, 1997 through the acquisition date were not material and, accordingly, pro forma operating results are not presented.

JDT WEBWERX LLC

On January 1, 1998, the Company acquired certain assets of JDT WebwerX LLC ("JDT"), a business providing programming and applications development and Internet access, for $35,000 cash, in a business combination accounted for as a purchase. Of the total purchase price of $35,000, $9,000 was allocated to equipment and the balance was assigned to various intangible assets. The results of operations of JDT are included in the accompanying financial statements for the entire year ended December 31, 1998. With respect to this acquisition, the results of operations for the year ended December 31, 1997 through the acquisition date were not material and, accordingly, pro forma operating results are not presented.

ENTELECHY, INC.

On January 31, 1998, the Company acquired substantially all the assets of Entelechy, Inc. ("Entelechy"), in exchange for 277,434 shares of Company common stock in a business combination accounted for as a purchase. The Company issued 147,310 shares at closing, and will issue an additional 130,124 shares (the "Contingent Shares") over a three-year period on each of January 31, 1999, 2000 and 2001 to the former Entelechy stockholders. The issuance of such shares is contingent upon the former Entelechy stockholders remaining in the continuous employ of the Company. The total purchase price for Entelechy was based upon the value of shares issued at closing and related acquisition costs. Goodwill arising from the Entelechy acquisition totaled $828,000, and is being amortized over a period of five years. The values ascribed to the Contingent Shares will result in a charge to operations as such shares are earned through the Company's years ending December 31, 2001. The related charge to operations for the year ended December 31, 1998 totaled $180,000. Assuming the former Entelechy stockholders remain in the continuous employ of the Company, the Company is expected to incur a charge to operations of $197,000, $197,000 and $17,000 in each of the years ending December 31, 1999, 2000 and 2001, respectively. The Company's liability for the values ascribed to these shares approximates $591,000 and is included in "Deferred Compensation" in the accompanying December 31, 1998 consolidated balance sheet. Such liability will be reduced if and when the shares are formally issued.

Entelechy had an outstanding demand note of $150,000 to a relative of one of Entelechy's principals. The demand note did not bear interest and was converted, subsequent to the consummation of the Company's initial public offering, into 25,000 shares of the Company's common stock.

The following summarized, unaudited pro forma information for the year ended December 31, 1997 assumes that the acquisition of Entelechy had occurred on January 1, 1997:

                                                 Unaudited
                                               ------------
Net revenues                                   $ 5,484,000
Operating loss                                    (920,000)
Net loss                                        (1,006,000)
Loss per share:
   Basic and diluted                           $      (.49)
                                               ============

The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles $(156,000) and compensation expense $(197,000) related to the issuance of the Contingent Shares over a one-year period. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1997, or of future results of the combined companies.

MBS, INC.

On December 1, 1998, the Company acquired certain assets of MBS, Inc. ("MBS"), a Certified Technical Education Center-Partner (providing training on MicroSoft Solutions) for cash of $50,000, the issuance of 4,493 shares of Company common stock and an assumption of liabilities totaling $150,000. This business combination was accounted for as a purchase. The purchase price was allocated to the fair market values of tangible and intangible assets acquired. Goodwill arising from the MBS acquisition totaled $181,000, and is being amortized over a period of ten years. The results of operations of MBS are included in the accompanying financial statements from the acquisition date forward. With respect to this acquisition, the results of operations from January 1, 1998 through the acquisition date were not material and, accordingly, pro forma operating results are not presented.

NOTE 4 - PROPERTY AND EQUIPMENT

Major classes of property and equipment, net, consist of the following:

                                                      December 31,
                                               ---------------------------
                                                      1997           1998
                                               ------------   ------------
Network equipment                               $1,101,000     $1,635,000
Office equipment, fixtures and vehicles             70,000        107,000
Leasehold improvements                                   -         81,000
                                               ------------   ------------
                                                 1,171,000      1,823,000
Less: accumulated depreciation                    (470,000)      (880,000)
                                               ------------   ------------
                                               $   701,000    $   943,000
                                               ============   ============

At  December  31,  1997 and 1998,  equipment  subject  to capital  leases,  less accumulated depreciation, amount to $98,000 and $60,000, respectively. Depreciation expense for the years ended December 31, 1997 and 1998 amounted to $273,000 and $459,000, respectively, which includes depreciation of equipment subject to capital lease agreements of $19,000 and $38,000, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net, are comprised of the following:

                                                      December 31,
                                               ---------------------------
                                                      1997           1998
                                               ------------   ------------
Goodwill - Entelechy                           $         -     $  828,000
Goodwill - MBS                                           -        181,000
Goodwill - JDT                                           -         26,000
Deferred compensation                                    -        705,000
Customer lists                                      67,000         67,000
Organizational costs                                 2,000          2,000
                                               ------------   ------------
                                                    69,000      1,809,000
Less: accumulated amortization                     (13,000)      (391,000)
                                               ------------   ------------
                                                  $ 56,000     $1,418,000
                                               ============   ============

Amortization expense was $12,000 and $378,000 for the years ended December 31, 1997 and 1998, respectively.

NOTE 6 - BORROWINGS

At December 31, 1997 and 1998, the Company's outstanding borrowings were comprised of the following:

                                                      1997           1998
                                               ------------   ------------
1997 Notes                                       $ 200,000     $        -
DesignFX - development loan                        175,000        200,000
DesignFX - bank loan                               200,000              -
Halo - line of credit                               35,000              -
Halo - vehicle loan                                 16,000              -
Other debt                                         107,000              -
Capital leases                                     123,000         72,000
                                               ------------   ------------
                                                   856,000        272,000
Less: current portion                             (575,000)       (47,000)
                                               ------------   ------------
Total-long term borrowings                       $ 281,000     $  225,000
                                               ============   ============

1997 NOTES

On October 31, 1997, the Company entered into a series of financing agreements with eight individual investors (collectively, the "1997 Notes"). The 1997 Notes accrued interest at a rate of 8% and were paid in full after the closing of the Company's initial public offering of common stock. The outstanding principal balance of the 1997 Notes amounted to $200,000 at December 31, 1997.

In connection with the issuance of the 1997 Notes, investors also received warrants to an aggregate of purchase up to 48,872 shares of the Company's common stock at an exercise price of $3.54 per share through October 2000 (see Note 7). The Company capitalized the fair values ascribed to the warrants, which included a value reflective of the excess of the initial public offering price less the exercise price, as a deferred financing cost of $35,000 (included in "Other Assets" in the accompanying December 31, 1997 balance sheet). Such costs were amortized over the life of the 1997 Notes. Interest expense for the years ended December 31, 1997 and 1998, including the amortization of the value ascribed to warrants, totaled $22,000 and $45,000, respectively. The effective interest rate on the 1997 Notes, which includes the amortization of the value of the warrants, approximated 68% per annum.

DESIGNFX - DEVELOPMENT LOAN

In March 1997, DesignFX entered into an agreement with a bank to develop and design the software and hardware for the bank's sites on the Internet and the worldwide web. Provisions of the agreement provided for various advances to DesignFX in order to provide working capital for expenses incurred with the design and development of such web sites. In September 1998, this agreement was terminated and a new agreement was executed. Terms of the new agreement provide for the advances to be repaid in monthly installments equal to 50% of DesignFX's defined revenues received through the bank's web site. Based on the negotiated terms in this obligation, management does not anticipate that any repayments of this loan will be due during the year ending December 31, 1999. In addition, the Company will accrue, in the form of a royalty, 10% of defined revenues. Upon repayment in full of this advance, the accrued royalties, without interest, shall be paid over a period of one year in twelve equal monthly installments. Obligations under this loan totaled $175,000 and $200,000 at December 31, 1997 and 1998, respectively.

DESIGNFX - BANK LOAN

In July 1997, DesignFX borrowed $200,000 from a bank. Repayment terms provided for interest only payments through January 1999, with interest based on 1% over the bank's prime rate of interest (9 3/4% at December 31, 1997). Remaining principal and unpaid interest were due in monthly installments through December 2001. The outstanding balance was paid off in November 1998.

HALO - LINE OF CREDIT

Halo had a credit line with a bank that accrued interest (9 1/2% at December 31, 1997) at a rate indexed to the bank's prime rate. The outstanding balance at December 31, 1997 totaled $35,000. The outstanding balance was repaid by the Company in the year ended December 31, 1998 and the credit line was terminated.

HALO - VEHICLE LOAN

In 1997, Halo entered into a borrowing agreement with a bank to finance the purchase of a vehicle. The secured note accrued interest at a rate of 8.85% and was payable in full in May of 2001. The outstanding balance at December 31, 1997 totaled $16,000. The outstanding balance was paid off during 1998.

OTHER DEBT

In 1995, the Company issued three-year promissory notes in the original aggregate principal amount of $100,000 of which, notes with an aggregate original principal amount of $95,000 remained outstanding at December 31, 1997. These notes accrued interest at a rate of 6%. Interest expense for the years ended December 31, 1997 and 1998 amounted to $6,000 and $2,000, respectively.

Bank borrowings assumed in connection with the acquisition of Interactive Networks, Inc. ("INI") in 1996, accrued interest at the rate of 10%. Outstanding borrowings assumed from INI amounted to $12,000 as of December 31, 1997. Such borrowings were secured by the Company's assets. Interest expense for each of the years ended December 31, 1997 and 1998 amounted to $2,000 and $1,000, respectively.

The promissory notes and the INI bank borrowings were paid off with proceeds from the Company's initial public offering of common stock. In addition, a demand note of $150,000 assumed in the Entelechy acquisition was converted into 25,000 shares of Company common stock in 1998.

LINE OF CREDIT

In October 1998, the Company entered into a promissory note agreement with a bank for a line of credit. Borrowings are limited to the lower of $1,500,000 or defined accounts receivable, and outstanding amounts are secured by the Company's assets. At the Company's option, the interest rate is based on the London Interbank Offering Rate ("LIBOR") plus 2% or the bank's prime rate plus

 .25%. The agreement requires the Company to comply with certain operational and financial covenants. There were no outstanding borrowings under this line of credit at December 31, 1998 and the agreement expires on June 30, 1999.

CAPITAL LEASES

The Company leases certain equipment in the normal course of operations which are accounted for as capital leases. Outstanding obligations at December 31, 1997 and 1998 totaled $123,000 and $72,000, respectively. Interest expense related to such agreements was $7,000 and $18,000 for the years ended December 31, 1997 and 1998, respectively.

DEBT AND LEASE MATURITIES

At December 31, 1998, aggregate required principal payments, including the present value of amounts owed under capital leases, are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                        ------

1999                                                           $ 47,000
2000                                                            225,000
                                                            ============
      Total                                                    $272,000
                                                            ============

NOTE 7 - STOCKHOLDERS' EQUITY

In May 1998, the Company completed an initial public offering of its common stock. In connection with the offering, the Company registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share. The proceeds to the Company (net of underwriting discounts, commissions and other expenses payable by the Company) totaled approximately $6,642,000. Additionally, the Company registered 120,000 shares of common stock underlying warrants, which were sold to the underwriter ("Underwriter Warrants"). The warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

The Company incurred costs in connection with the issuance and distribution of securities in the offering in the amount of $1,638,000. Such costs include underwriting discounts and commissions in the amount of $828,000, expenses paid to or for the underwriting in the amount of $248,000 and other expenses in the amount of $562,000.

STOCK SPLITS

On March 9, 1998, the Company effected a 1,029.1 for 1 stock split and on April 21, 1998, a 1.187 for 1 stock split. All share and per share data have been restated for all periods presented to reflect the splits.

CAPITAL STOCK

At December 31, 1998, 218,872 shares of common stock were reserved for the exercise of stock warrants, comprised of the aforementioned Underwriter's Warrants, 48,872 reserved shares for the 1997 Note investors and 50,000 for an investment advisory firm (see Warrants below).


On March 9, 1998 the Company's Board of Directors approved an increase in the number of shares of authorized capital stock to 12,000,000, of which 1,000,000 shares were designated as "blank check" preferred stock and 11,000,000 shares were designated as common stock.

PRIVATE PLACEMENT

During 1997, the Company sold 6,109 shares of common stock for net proceeds of approximately $20,000. At December 31, 1996, a subscription receivable of $54,000 was owed to the Company. Such amount was received in January 1997.

WARRANTS

As discussed in Note 6, the 1997 Note investors also received warrants to purchase up to 48,872 shares of the Company's common stock. The 1997 Note investors may exercise the warrants at any time through October 2000 at an exercise price of $3.54 per share.

In November 1998, the Company entered into an agreement with an investment advisory firm who will directly assist the Company in future acquisition efforts. In return for services to be rendered, the Company has issued 50,000 warrants to such firm. The warrants will vest over the period of service if the requisite number of acquisitions are consummated. The exercise prices of the warrants were based, in part, on the fair market value of the Company's common stock at the date of the agreement. The values ascribed to the warrants will be capitalized. Such acquisitions were consummated in the first quarter of 1999.

STOCK AWARDS

In February 1996, the Company entered into an employment agreement with an individual which provided for compensation that included the issuance of 24,436 shares of common stock to be issued ratably over a two-year period. Compensation expense associated with such shares (computed using the per share price of the 1996 private placement) was $40,000 and $7,000 for the years ended December 31, 1997 and 1998, respectively.

In April 1998, the Company agreed to issue 20,000 shares of restricted stock to an officer. The stock award vests over a four-year period; however, if certain events occur, the unvested portion of the award will automatically vest. The value ascribed to the stock award ($114,000) was based, in part, on the per share price of the Company's common stock in its initial public offering. Compensation expense for the year ended December 31, 1998 totaled $24,000. The Company's liability for the values ascribed to these shares approximates $114,000 and is included in "Deferred Compensation" in the accompanying December 31, 1998 consolidated balance sheet. Such liability will be reduced if and when the shares are formally issued.

STOCK OPTION PLAN

As of March 10, 1998, the Board of Directors adopted the 1998 Stock Option Plan. Under the terms of this plan, the Company has reserved 330,000 shares of common stock for future grants (see Note 15).

Under the Company's 1998 Stock Option Plan, the Company may grant incentive stock options to certain officers, employees and directors. The options expire five or ten years from the date of grant. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. At December 31, 1998, the Company could grant an aggregate of 62,850 shares under the plan.

During the year ended December 31, 1998, the Company issued options to outside members of their Board of Directors, which vest over a one-year period. The exercise prices of such options were based on the fair market values of the Company's stock at the grant dates. The related compensation charge totaled $79,000 in 1998.

The following table summarizes information about stock options outstanding at December 31, 1998:

                  Options Outstanding                              Options Exercisable
  -----------------------------------------------------      ----------------------------------
                                 Weighted
                                 average      Weighted                           Weighted
                                remaining     average                            average
                     Number     contractual   exercise             Number        exercise
                   outstanding  life (years)   price            exercisable       price
  -----------------------------------------------------      ----------------------------------

  $6.00               215,500       9.5        $6.00              26,938          $6.00
  $6.25 to $6.38       23,950       9.7         6.26               1,496           6.26
  $7.25 to $7.97       16,950       9.8         7.50                 706           7.50
  $8.09 to $8.63       10,750       9.5         8.18               1,344           8.18
                    ----------                                   ----------
                      267,150       9.5         6.14              30,484           6.14
                    ----------                                   ----------


There were no option grants in the year ended December 31, 1997. Transactions under the 1998 Stock Option Plan are summarized as follows:

                                   Year ended December 31,
                                   -----------------------
                                            1998
                                   -----------------------
                                                 Weighted
                                                 average
                                                 exercise
                                        Shares    price
  ---------------------------------------------------------
  Outstanding at beginning of year             -         -
  Granted                                267,150    $ 6.14
  Exercised                                    -         -
  Canceled                                     -         -
  ---------------------------------------------------------
  Outstanding at end of year             267,150      6.14
  ---------------------------------------------------------
  Options exercisable at year end         30,484      6.14
  ---------------------------------------------------------
  Options available for grant             62,850
  ---------------------------------------------------------

Under the accounting provisions of SFAS 123, the Company's 1998 pro forma net loss and loss per share would have been:


  --------------------------------------------------------
  Net loss                                  $(125,000)
  Net loss per share; basic and diluted       $(.04)
  --------------------------------------------------------

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

  December 31, 1998
  --------------------------------------------------------
  Dividend yield                                       0%
  Expected volatility                               46.1%
  Risk-free interest rate                            5.39%
  Expected life - years                                10
  Weighted  average fair value of options granted  $ 3.47
  --------------------------------------------------------

NOTE 8 - TAXES

Provisions (benefits) for federal and state income taxes consist of the following:

                                                      December 31,
                                               ---------------------------
                                                      1997           1998
                                               ------------   ------------
Current
   Federal....................................     $21,000      $ 102,000
   State......................................       6,000         28,000
                                               ------------   ------------
                                                    27,000        130,000
                                               ------------   ------------
Deferred
   Federal....................................      29,000        (91,000)
   State......................................      28,000        (24,000)
                                               ------------   ------------
                                                    57,000       (115,000)
                                               ============   ============
   Total income tax provision                    $  84,000     $   15,000
                                               ============   ============



Deferred tax assets (liabilities) arise from the following temporary differences and are classified as follows:

                                                      December 31,
                                               ---------------------------
                                                      1997           1998
                                               ------------   ------------
Deferred Tax Asset, Current:
   Accounts receivable allowances...........      $ 26,000    $     9,000
   Net operating loss carryforwards.........         2,000              -
   Accrued compensation.....................             -        117,000
   Other assets.............................        20,000              -
   Other, net...............................         2,000              -
                                               ------------   ------------
                                                  $ 50,000    $    126,000
                                               ============   ============
Deferred Tax Asset (Liabilities), Non-Current:
   Intangible assets........................             -    $ 1,070,000
   Valuation allowance......................             -     (1,070,000)
   Property and equipment...................       (34,000)        16,000
   Other....................................             -        (11,000)
                                               ------------   ------------
                                                  $(34,000)   $     5,000
                                               ============   ============

Differences between the federal provision (benefit) computed at a statutory rate and the Company's effective tax rate are as follows:

                                                      December 31,
                                               ---------------------------
                                                      1997           1998
                                               ------------   ------------
Statutory rate.............................     $ (207,000)    $  (15,000)
State taxes, net of federal benefit........         20,000          3,000
Benefit attributed to DesignFX and Halo owners     303,000        (76,000)
Amortization of Entelechy goodwill.........              -         52,000
Non-deductible expenses....................         31,000         45,000
Decrease in deferred income tax valuation
allowance..................................        (76,000)             -
Other, net.................................         13,000          6,000
                                               ============   ============
                                                $   84,000       $ 15,000
                                               ============   ============

A current benefit of $12,000 related to Entelechy acquisition costs was recognized in the year ended December 31, 1998. The benefit reduced the carrying value of goodwill arising from the acquisition.

Based on historical results of the Company and its acquisitions and estimated 1999 earnings, which includes earnings on certain consulting projects and the effects of integrated operations of the Company, management considers realization of the deferred tax assets generated from operations to be more likely than not.

The acquisitions of DesignFX and Halo were deemed to be taxable among the parties and, accordingly, the Company was required to revalue the tax bases of the intangible assets of DesignFX and Halo. This revaluation resulted in an excess of tax bases over carrying values. Based on an assessment of the Company's ability to generate taxable income beyond the year ending December 31, 1999, the Company, upon the acquisitions of DesignFX and Halo, has established a valuation allowance of $1,070,000 against the entire deferred tax asset, since realization of the asset can not be considered to be more likely than not. Management will perform periodic assessments of its ability to generate taxable income and reduce the valuation allowance if realization of the asset is considered more likely than not. For federal and state income tax purposes, the Company will amortize this intangible asset over a period of 15 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases facilities and equipment under operating leases and subleases expiring through December 2003. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 1998, future net minimum annual rental payments under non-cancelable leases are as follows:

YEAR ENDING DECEMBER 31,                                      AMOUNT
-------------------------                                     ------
1999                                                        $   628,000
2000                                                            576,000
2001                                                            439,000
2002                                                            307,000
2003                                                            178,000
                                                            ------------
      Total                                                  $2,128,000
                                                            ============

Total rental expense for the years ended December 31, 1997 and 1998 was approximately $124,000 and $384,000, respectively.

EMPLOYMENT AGREEMENTS

The Company has entered into employment and consulting contracts with certain officers, employees and stockholders, which provide for minimum annual salaries to be paid over specified terms. At December 31, 1998, future commitments for such payments were as follows:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      ------
1999                                                         $2,053,000
2000                                                          1,468,000
2001                                                            605,000
2002                                                            296,000
                                                            ------------
TOTAL                                                        $4,422,000
                                                            ============

FIXED ASSETS

At December 31, 1998, the Company had entered into fixed asset purchase commitments of approximately $1,200,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

FINANCING TRANSACTIONS

At December 31, 1997, certain of the Company's stockholders held promissory notes made by the Company in the aggregate original principal amount of $95,000. These notes accrued interest of 6%. Interest expense for each of the years ended December 31, 1997 and 1998 amounted to $6,000 and $2,000, respectively.

Certain relatives of the Company's executive officers were 1997 Note investors. The terms of such borrowings are the same as those afforded to other investors (see Note 6).

DesignFX had a non-interest bearing demand note payable to an owner. The amount outstanding at December 31, 1997 totaled $15,000, the balance of which was paid in 1998. The imputed interest expense for the years ended December 31, 1997 and 1998 was not material.

At December 31, 1998, the Company had advanced $70,000 to an entity controlled by an officer of DesignFX. Repayment terms have yet to be finalized.

GUARANTEES

Certain executive officers, who are also stockholders of the Company, have provided, at no cost to the Company, personal guarantees of certain obligations of the Company. The amount of obligations subject to these guarantees totaled $117,000 and $72,000 at December 31, 1997 and 1998, respectively.


OTHER TRANSACTIONS

An entity whose stockholder is also a stockholder of the Company provided management consulting services to the Company. Fees for such services amounted to $14,000 and $0 for the years ended December 31, 1997 and 1998, respectively.

An entity, which is owned by certain owners of the Halo, provided managerial and administrative services to Halo. In 1997, Halo was charged $120,000 for such services (included in General and Administrative Expenses in the accompanying December 31, 1997 consolidated statement of operations). Due to the acquisition of Halo by the Company (described in Note 3), there was no allocation of such expenses to Halo in 1998. At December 31, 1997 and 1998, Halo owed $128,000 and $0 to this entity. The related interest expense totaled $7,000 and $0 for the years ended December 31, 1997 and 1998.

Cash contributed to the Company from DesignFX and Halo owners totaled $281,000 and $0 for the years ended December 31, 1997 and 1998, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

As disclosed in Note 3, the Company has consummated various asset acquisitions in 1997 and 1998. In conjunction with such acquisitions, liabilities were assumed as follows:

                                                      1997           1998
                                               ------------   ------------
Fair value of assets acquired                     $127,000     $1,010,000
Cash proceeds                                       75,000         50,000
Fair value of issued common stock                   52,000        700,000
                                               ============   ============
      Liabilities assumed                      $         -0-   $  260,000
                                               ============   ============

Cash paid for interest and income taxes are as follows:

                                                      1997           1998
                                               ------------   ------------
      Interest                                      $7,000      $  63,000
      Income Taxes                                   2,000        197,000
                                               ============   ============

In 1997, the Company acquired $95,000 of equipment subject to capital lease obligations. In 1998, a demand note of $150,000 was settled through the issuance of 25,000 shares of Company common stock.

NOTE 12 - MAJOR CLIENTS OF THE COMPANY

One client accounted for 29% and 35% of the Company's revenues for the years ended December 31, 1997 and 1998, respectively. One consulting project provided to the same client accounted for 24% and 28% of the Company's revenues for the years ended December 31, 1997 and 1998, respectively.

NOTE 13 - SEGMENT INFORMATION

The Systems Integration, Programming and Applications Development Consulting segment consists primarily of custom programming for Intranet and Internet applications, including distance learning and e-commerce. The Internet Services segment provides dedicated leased line, frame relay and digital subscriber line communications, dial-up access and mail service. The Web Design segment (principally DesignFX) provides Web-site development and maintenance, programming and hosting services. The Network Installations segment (principally
Halo) provides full service network solutions including planning, installation and maintenance. All segments provide services to customers located in the United States. The Corporate segment provides internal administrative, marketing and treasury services. There are no revenues generated by the Corporate segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates segment performance based on net income or loss.

There were no intersegment sales and transfers during the years ended December 31, 1997 and 1998.

The Company's reportable segments were strategic business units that offer different products and services. They have been managed separately because each business requires different technological and marketing strategies or were subject to autonomous control.

Segment information as of and for the years ended December 31, 1997 and 1998 are as follows (in thousands):

                            Systems
                          Integration,
                          Programming
                              and
                          Applications
                          Development   Internet    Web      Network
December 31, 1997          Consulting   Services   Design  Installation  Corporate    Total
--------------------------------------------------------------------------------------------
Revenues                    $1,750       $  991    $ 572     $1,848       $   -      $5,161
Cost of services               208          891      565      1,153           -       2,817
                          ------------- ---------  -------   ---------    -------   --------
Gross profit                 1,542          100        7        695           -       2,344
Selling, general &
administrative                 404          663      850        704         189       2,810
Amortization of
intangible assets                -           12        -          -           -          12
Non-cash compensation
expense                         40            -        -          -           -          40
                          ------------- ---------  -------   ---------    -------   --------
Operating income (loss)      1,098         (575)    (843)        (9)       (189)       (518)
Interest expense                 -            -      (28)       (14)        (37)        (79)
Other income (expense),
net                              -            -       46        (44)        (15)        (13)
Income tax (provision)
benefit                       (330)         173        -          -          73         (84)
                          ------------- ---------  -------   ---------    -------   --------
Net income (loss)          $   768        $(402)   $(825)    $   (67)     $(168)     $ (694)
                          ============= =========  =======   =========    =======   ========
Allocated assets            $1,523        $ 616    $ 256     $   360      $ 313      $3,068
                          ============= =========  =======   =========    =======   ========
Expenditures for
allocated assets            $    -        $ 152    $  94     $    24      $   2      $  272
                          ============= =========  =======   =========    =======   ========

                                      F-21

                            Systems
                          Integration,
                          Programming
                              and
                          Applications
                          Development   Internet    Web      Network
December 31, 1998          Consulting   Services   Design  Installation  Corporate    Total
--------------------------------------------------------------------------------------------
Revenues                    $4,967       $1,301    $1,585    $1,952       $    -     $9,805
Cost of services             2,504        1,629      926      1,379            -      6,438
                          ------------- ---------  -------   --------    ---------   -------
Gross profit                 2,463         (328)     659        573            -      3,367
Selling, general &
administrative               1,456          280      454        303          508      3,001
Amortization of
intangible assets              154           19        -          -            -        173
Non-cash compensation
expense                        187            -        -          -          103        290
Merger expenses                  -            -        -          -          109        109
                          ------------- ---------  -------   --------    ---------   -------
Operating income (loss)        666         (627)     205        270         (720)      (206)
Interest expense                 -            -      (18)        (5)         (61)       (84)
Interest income                  -            -        -          1          184        185
Other income (expense), net      -            -       31         38           (9)        60
Income tax (provision)
benefit                       (464)         251        -          -          198        (15)
                          ------------- ---------  -------   --------    ---------   -------
Net income (loss)           $  202        $(376)    $218       $304       $ (408)    $  (60)
                          ============= =========  =======   ========    =========   =======
Allocated assets            $2,430        $ 550     $213       $289       $6,393     $9,875
                          ============= =========  =======   =========   =========   =======
Expenditures for            $    -        $ 336     $220       $  -       $  171     $  727
allocated assets          ============= =========  =======   =========   =========   =======


NOTE 14 - FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 1998, the Company recognized, as changes in estimates, the pre-tax effects of: (i) reducing liabilities accrued in previous years by $55,000 (included in other (income) expense, net), (ii) reducing the allowance for doubtful accounts by $44,000, and (iii) reducing a current year royalty liability by $37,000. The Company incurred charges of $109,000 for fees and costs associated with the acquisitions of DesignFX and Halo in the fourth quarter of 1998. Management fee expenses allocated to Halo from a related party totaling $90,000 through September 30, 1998 were eliminated in the fourth quarter of 1998.

NOTE 15 - SUBSEQUENT EVENTS

ACQUISITIONS

On January 29, 1999, the Company acquired substantially all of the assets of Mainsite Communications (Mainsite") for approximately $53,000 in cash. Mainsite is an Internet Service Provider based in Bridgeport, New Jersey.

On February 22, 1999, the Company acquired substantially all of the assets of the Renaissance Internet Services Division ("Renaissance") of PIVC, LLC, for $365,000, a one-year promissory note of $228,000 and the issuance of 44,046 shares of common stock, subject to certain adjustments. Renaissance is an Internet Service Provider headquartered in Huntsville, Alabama.

On March 1, 1999, the Company acquired substantially all of the assets of EZ Net, Inc., a Yorktown, Virginia-based Internet Service Provider with approximately 3,100 consumer dial-up and 40 corporate accounts, in exchange for $300,000 in cash and the issuance of 33,289 shares of Company common stock, subject to certain adjustments.

On March 25, 1999, the Company acquired substantially all of the assets of the ADViCOM division of Multitronics, Inc., for approximately $118,000 in cash and the issuance of 4,424 shares of common stock. ADViCOM is an Internet Service Provider based in Huntsville, Alabama.

All of these business combinations have been accounted for as purchases. The ultimate values ascribed to the purchases are subject to certain adjustments between the parties. The Company's 1999 acquisitions do not represent, individually and in the aggregate, significant subsidiaries. Accordingly, condensed and pro forma financial information is not presented.

OPTION PLAN

In January 1999, the Board of Directors decided to have its stockholders vote, at the Annual Meeting of Stockholders, on the approval of a new stock option plan, which would permit the Company to grant additional stock options to purchase an aggregate of 300,000 shares of common stock of the Company.

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

   *3.1     Restated  Certificate  of  Incorporation  of the  Company  (filed as
            Exhibit 3.1 to the Company's Registration Statement on Form SB-2, File No. 333-47741, filed on April 23, 1998 (the "Registration Statement")).
   *3.2 Restated By-Laws of the Company, as amended (filed as Exhibit 3.2 to the Company's Registration Statement).
    4.1 See Exhibit numbers 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Restated By-Laws of the Company, as amended, defining the rights of the holders of Common Stock.
   *4.2 Specimen form of certificate evidencing the shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Registration Statement).
  *10.1     Form of  Registration  Rights  Agreement,  dated as of May 6,  1997, between the Company and the holders of certain shares of Common Stock (filed as Exhibit 10.2 to the Company's Registration Statement).
  *10.2 Form of Warrant to Purchase Shares of Stock, dated as of October 31, 1997 (filed as Exhibit 10.4 to the Company's Registration Statement).
  *10.3 Form of Employment Agreement between the Company and Nicholas R. Loglisci, Jr. (filed as Exhibit 10.5 to the Company's Registration Statement).+
  *10.4 Form of Employment Agreement between the Company and Clark D. Frederick (filed as Exhibit 10.6 to the Company's Registration Statement).+
  *10.5 Form of Employment Agreement between the Company and Frank Altieri, Jr. (filed as Exhibit 10.7 to the Company's Registration Statement).+
  *10.6 Form of Employment Agreement between the Company and Jeffrey Brenner (filed as Exhibit 10.8 to the Company's Registration Statement).+
  *10.7 Stock Purchase Agreement, dated as of January 31, 1998, between the Company and Entelechy, Inc. and the stockholders of Entelechy, Inc. named therein (filed as Exhibit 10.12 to the Company's Registration Statement).
  *10.8 Membership Interest Purchase Agreement, dated September 24, 1998, by and among the Company and Peter Bowman, Lawrence Rafkin, Robert Gillespie, Steven Rotella, Steven Swartz, Jospeh Calabro, Febe Dwyer, Barbara Glass-Seran, Clifford Seran, Stanley Lerner, Annette Monti, Christina Monti, Jack Monti, Rogelio Valencia, Linda Valencia and Phyllis Wood (filed as Exhibit 2.1 to the Company's Report on Form 8-K, filed on October 9, 1998).
  *10.9 Membership Interest Acquisition Agreement, dated December 10, 1998, by and among the Company, Carl Broadbent, Keith Lowy, Stephen Lowy and Halo Network Management, LLC (filed as Exhibit 2.1 to the Company's Report on Form 8-K, filed on December 22, 1998).
  *10.10    IBS  Interactive,  Inc.  1998 Stock  Option  Plan  (filed as Exhibit
            10.14 to the Company's Registration Statement).+
  *10.11 Commercial Sublease, dated as of May 5, 1997, between the Company and Information Systems & Communications, Inc., in connection with the Company's premises in Fairfax, Virginia (filed as Exhibit 10.16 to the Company's Registration Statement).
  *10.12 Second Lease Modification Agreement, dated as of March 3, 1998, by and among the Company and EI Realty, 2 Ridgedale Avenue, Inc. and Hanover Park for Industry, in connection with the Company's premises in Cedar Knolls, New Jersey (filed as Exhibit 10.17 to the Company's Registration Statement).
  *10.13 Letter Agreement, dated as of October 21, 1997, between the Company and EI Realty in connection with the Company's premises in Cedar Knolls, New Jersey (filed as Exhibit 10.18 to the Company's Registration Statement).
  *10.14 Lease Agreement, dated as of May 1, 1997, by and between the Company and Iron Investment Corp. and Hanover Park for Industry, in connection with the Company's premises in Cedar Knolls, New Jersey (filed as Exhibit 10.19 to the Company's Registration Statement).
  *10.15 Network Services Contract, dated as of December 27, 1996, between the Company and the Catholic Healthcare Network (filed as Exhibit
            10.20 to the Company's Registration Statement).

  *10.16    Professional Service Agreement  Consulting,  dated as of October 23,
            1997, between Aetna Life Insurance Company and the Company (filed as
            Exhibit 10.21 to the Company's Registration Statement).
  *10.17    Lease Agreement,  dated as of January 31, 1998,  between the Company and R&G International,  in connection with the Company's premises in
            Huntsville,  Alabama  (filed  as  Exhibit  10.22  to  the  Company's
            Registration Statement).
 **10.18    Loan  Agreement,  dated October 30, 1998, by and between the Company and First Union National Bank.
 **21.1     Subsidiaries of the Company.
 **24.1     Power of Attorney (appears on signature page).
 **27.1     Financial Data Schedule.
-------------

* Incorporated by reference.
** Filed herewith.
+ Management contract or compensatory plan or arrangement.