Form 10QSB
period 1999-03-31
IBS INTERACTIVE INC
filed 1999-05-17
CIK 1057257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999 (First quarter of fiscal 1999)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from_____________ to ________________

                           Commission File No. 0-24073

                              IBS INTERACTIVE, INC.
             (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                     13-3817344
(State or Other Jurisdiction of                    (I.R.S.Employer I.D. No.)
Incorporation or Organization)

                               2 RIDGEDALE AVENUE
                                    SUITE 350
                             CEDAR KNOLLS, NJ 07927
                    (Address of Principal Executive Offices)

                                 (973) 285-2600
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

      As of May 13, 1999, 3,900,290 shares of the issuer's common stock, par value $.01 per share, were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]


================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheet as of March 31, 1999
      (unaudited)......................................................     1

      Condensed Consolidated Statements of Operations for the three
      months ended March 31, 1999 and 1998 (unaudited).................     3

      Condensed Consolidated Statements of Cash Flows for the three
      months ended March 31, 1999 and 1998 (unaudited).................     4

      Notes to Unaudited Condensed Consolidated Financial Statements...     5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................     8

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................    12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................    12

ITEM 3.  DEFAULT UPON SENIOR SECURITIES................................    13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    13

ITEM 5.  OTHER INFORMATION.............................................    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................    13

SIGNATURES.............................................................    14

                                      (i)

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS.


                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                            (unaudited, in thousands)


ASSETS                                                         MARCH 31, 1999

Current Assets
     Cash and cash equivalents..............................     $ 4,210
     Accounts receivable (net of allowance for doubtful
       accounts of $68).....................................       2,342
      Prepaid expenses......................................         216
      Deferred tax assets...................................         258
      Other current assets..................................         107
                                                                  ------
            Total Current Assets............................       7,133
                                                                  ------
Property and equipment, net.................................       1,076
Intangible assets, net......................................       2,863
Intangible assets - deferred compensation, net..............         636
Other assets................................................         180
                                                                  ------
            TOTAL ASSETS..............................          $ 11,888
                                                                  ======









     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                 (unaudited, in thousands, except share amounts)


LIABILITIES & STOCKHOLDERS' EQUITY                                MARCH 31, 1999
                                                                  --------------
Current Liabilities
   Long-term debt and capital lease obligations, current
     portion ................................................        $      296
   Accounts payable and accrued expenses.....................             1,571
   Other current liabilities.................................               440
                                                                     -----------
        Total Current Liabilities............................             2,307
                                                                     -----------


Deferred compensation........................................               900
Long-term debt and capital lease obligations.................               290
                                                                     -----------


        Total Liabilities....................................             3,497
                                                                     -----------



Stockholders' Equity
   Preferred Stock, $.01 par value, authorized 1,000,000
      shares, none issued and outstanding....................                --
   Common Stock, $.01 par value, authorized 11,000,000 shares
      shares, 3,894,962 shares issued and outstanding........                39
   Additional paid in capital................................             9,927
   Accumulated deficit.......................................            (1,575)
                                                                     -----------

   Total Stockholders' Equity................................             8,391
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   11,888
                                                                     ===========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Operations
               for the three months ended March 31, 1999 and 1998
          (unaudited, in thousands, except share and per share amounts)



                                                 Three months ended March 31,
                                                    1999            1998
                                                    ----            ----

Revenues.....................................    $   3,273       $    2,908
Cost of services.............................        1,867            1,807
                                                 ---------       ----------
Gross profit.................................        1,406            1,101
Operating expenses:
   Selling, general and administrative.......        1,551              672
   Amortization of intangible assets.........           65               31
   Compensation expense - non-cash...........           84               40
   Merger expenses...........................           20                0
                                                 ---------       ----------
Operating income (loss)......................         (314)             358
Interest expense (income), net...............          (25)              37
                                                 ----------      ----------
Income (loss) before income taxes............         (289)             321

Tax benefit (provision)......................          126             (117)
                                                 ----------      ----------

Net income (loss)............................    $    (163)      $      204
                                                 ==========      ==========
Earnings (loss) per share
Basic and Diluted............................    $   (0.04)      $     0.09
                                                 ----------      ----------

Weighted average common shares outstanding
Basic........................................    3,838,876        2,309,032
Diluted......................................    3,838,876        2,354,255




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998
                            (unaudited, in thousands)


                                                    Three months ended March 31,
                                                         1999          1998
                                                         ----          ----
Cash Flows (used in) provided by Operating
 Activities.....................................       $ (402)      $   267

Cash Flows used in Investing Activities.........         (892)         (347)

Cash Flows (used in) provided by Financing
 Activities.....................................          (28)          287
                                                         ------       -----
NET INCREASE (DECREASE) IN CASH
and CASH EQUIVALENTS............................         (1,322)        207

CASH and CASH EQUIVALENTS
at BEGINNING of PERIOD..........................          5,532         163
                                                         ------       -----

CASH and CASH EQUIVALENTS
at END of PERIOD................................         $4,210       $ 370
                                                         ======      ======









     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.    FINANCIAL STATEMENT PRESENTATION

a. The condensed consolidated financial statements of IBS Interactive, Inc. ("IBS," or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown herein have been included. As discussed in Note 2, the Company acquired Spectrum Information Systems, Inc. ("Spectrum") in a business combination accounted for as a pooling-of-interests.

b. The results of operations and cash flows for the three months ended March 31, 1999 presented herein are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 1999.

c. Previously issued consolidated financial statements and notes thereto for the three month period ended March 31, 1998 have been restated, as required, to reflect the 1998 business combinations accounted for as poolings-of-interests (DesignFX Interactive, LLC ("Design FX") and Halo Network Management, LLC ("Halo")) as well as the Spectrum business combination.

d. Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock outstanding, which includes the shares issued in connection with the Spectrum combination. Diluted earnings per share for the three-month period ended March 31, 1998 included the assumed exercise of stock options, warrants and convertible debt (using the treasury stock method) that could potentially dilute earnings per share. For the three-month period ended March 31, 1999, there was no difference between basic and diluted loss per common share because the assumed exercise of common share equivalents was antidilutive.

2.    BUSINESS COMBINATIONS

         Purchase Aquisitions

     All of the following business combinations have been accounted for as purchases. The ultimate values ascribed to the purchases are subject to certain adjustments between the parties. The Company's acquisitions do not represent, individually and in the aggregate, significant susidiaries. Accordingly, condensed and pro forma financial information is not presented.

a. On January 29, 1999, the Company acquired substantially all of the assets of Mainsite Communications, a Bridgeport, New Jersey-based Internet Service Provider.

b. On February 22, 1999, the Company acquired substantially all of the assets of the Renaissance Internet Services Division ("Renaissance") of PIVC, LLC. Renaissance is an Internet Service Provider based in Huntsville, Alabama.

c. On March 1, 1999, the Company acquired substantially all of the assets of EZ Net, Inc., a Yorktown, Virginia-based Internet Service Provider.

d. On March 25, 1999, the Company acquired substantially all of the assets of the Advicom - Advanced Internet Communications Division ("ADViCOM") of Multitronics, Inc. ADViCOM is an Internet Service Provider based in Huntsville, Alabama.


      Pooling-of-Interest

e. On March 31, 1999, the Company signed an agreement with Spectrum to issue 145,456 shares of its common stock in exchange for all of the issued and outstanding capital stock of Spectrum, a full-service provider of network and systems integration solutions. The business combination has been accounted for as a pooling-of-interests. The accompanying consolidated financial statements are based on the assumption that the Company and Spectrum were combined as of January 1, 1998, and accordingly, financial statements of prior periods have been restated to give effect to the Spectrum combination. There were no material adjustments necessary for the Company and Spectrum to conform to consistent accounting policies. Through the acquisition date, the shareholders of Spectrum elected, as permitted, to report income for federal and state income tax purposes as an "S" corporation. Under those regulations, the shareholders individually received the income tax provision or benefit of their respective share of Spectrum's net income or loss. Accordingly, the Company has not recorded a tax provision or benefit for the quarters ended March 31, 1999 and 1998. The fiscal year end of Spectrum also conforms to that of the Company. Unaudited net revenues and net income (loss) and earnings (loss) per share for the Company and Spectrum for the three months ended March 31, 1999 and 1998 and the year ended December 31, 1998 are as follows:

            Three Months Ended
            March 31, 1999                IBS      Spectrum       Combined
            --------------                ---      --------       --------
            Revenues                     $2,601      $672         $3,273
            Net income (loss)              (183)       20           (163)
            Loss per share                                        $(0.04)

            Three Months Ended
            March 31, 1998                IBS      Spectrum       Combined
            --------------                ---      --------       --------
            Revenues                     $2,567      $341         $2,908
            Net income (loss)               125        79            204
            Earnings per share                                    $ 0.09

            Year Ended
            December 31, 1998             IBS       Spectrum      Combined
            -----------------             ---       --------      --------
            Revenues                     $9,805    $1,730       $ 11,535
            Net loss                        (60)     (335)          (395)
            Loss per share                                      $  (0.12)

3.    1998 INITIAL PUBLIC OFFERING

      On May 14, 1998, the Company's registration statement on Form SB-2, as amended (the "Registration Statement"), relating to its initial offering of common stock, was declared effective by the Securities and Exchange
      Commission (the "Offering"). Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. From the effective date of the Registration Statement through March 31,1999, the Company has applied an aggregate of $507,000 of the net proceeds of the Offering for the full repayment of certain indebtedness; $351,000 towards the purchase of equipment; $909,000 towards the purchase of assets of, or the outright acquisition of, companies; $493,000 towards sales and marketing; and $300,000 towards general administrative expenses. The remaining net proceeds of the Offering in the amount of $4,082,000 remain unused and are invested in short-term assets.

4.    STOCKHOLDERS' EQUITY

      In March 1999, the Company agreed to issue 12,500 shares of restricted stock to an officer. The stock award vests over a three-year period; however, if certain events occur, the unvested portion of the award will automatically vest. The value ascribed to the stock award ($195,000) was based, in part, on the per share price of the Company's common stock at the date of the agreement. The values ascribed to this award approximates $195,000 and is included as an intangible asset (to be amortized over the vesting period) and as "Deferred Compensation" in the accompanying March 31, 1999 consolidated balance sheet. Such liability will be reduced if and when the shares are formally issued.

      In February 1999 and March 1999, respectively, the Company consummated the acquisitions of substantially all of the assets of the Renaissance Internet Services Division of PIVC, LLC, and substantially all of the assets of EZ Net, Inc., and in connection therewith issued warrants to purchase 50,000 shares of its common stock to the investment advisory firm that assisted the Company on such acquisitions.


5.    SUBSEQUENT EVENTS

(a) On April 30, 1999 the Company acquired Realshare, Inc., a Cherry Hill, New Jersey-based Web-site design and programming company.

(b) On April 30, 1999, Millennium Computer Applications, Inc. was merged into the Company pursuant to the laws of the States of Delaware and North Carolina, respectively. Millennium Computer Applications, Inc., is an Internet Service Provider based in Shallotte, North Carolina.

(c) On May 7, 1999, the Company acquired substantially all of the consumer dial-up and ISDN accounts from the owners of Planet Access, Inc.
        and related computer equipment from Planet Access, Inc., a Stanhope, New Jersey-based Internet Service Provider.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors, risks and uncertainties including those set forth in the Company's Form 10-KSB for 1998 in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Factors Which May Affect the Company's Future Performance." Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the Securities and Exchange Commission (the "Commission"), the Company has no duty and undertakes no obligation to update such statements.

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

      The Company commenced operations in June 1995 as an Internet service provider offering Web-site hosting services. Since April 1996, the Company has acquired Interactive Networks, Inc., Mordor International and Allnet Technology Services, Inc., each an Internet service provider principally offering dial-up access services. The Company began to provide Systems Integration and
Programming and Applications Development services in April 1996 and has increasingly emphasized such services. In January 1998, the Company acquired Entelechy, Inc., a provider of programming and applications development services, and also acquired substantially all of the assets of JDT Webwerx LLC (consisting primarily of computer equipment and intangible assets). In September 1998, the Company acquired all of the outstanding membership interests of
DesignFX Interactive, LLC, a Cherry Hill, New Jersey-based provider of Web-design, programming and hosting services. In December 1998, the Company acquired substantially all of the assets of MBS, Inc., a Huntsville, Alabama-based Microsoft Certified Technical Education Provider - Partner Level and also acquired Halo Network Management, LLC, an Eatontown, New Jersey-based network management company that offers full-service network solutions including planning, installation and maintenance. In the first quarter of 1999, the Company continued to make strategic acquisitions, acquiring (i) substantially all of the assets of Mainsite Communications Inc., a Bridgeport, New Jersey-based Internet Service Provider; (ii) substantially all of the assets of the Renaissance Internet Services Division of PIVC, LLC, an Internet Service

Provider headquartered in Huntsville, Alabama; (iii) substantially all of the assets of EZ Net, Inc., a Yorktown, Virginia-based Internet Service Provider;
(iv) substantially all of the assets of the ADViCOM Division of Multitronics, Inc., an Internet Service Provider headquartered in Huntsville, Alabama; and (v) the aforementioned combination with Spectrum, a Huntsville, Alabama-based systems integrator.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES:

      Revenues increased by $365,000, or 12.6%, from $2,908,000 for the three months ended March 31, 1998 ("1998") to $3,273,000 for the three months ended March 31, 1999 ("1999"). Revenues for 1999 increased primarily due to higher Network Installation service revenues than those recognized in 1998 and, to a lesser extent, higher Web Design service revenues than those recognized in 1998. Additionally, the continued expansion of the Company's network through acquisitions and relationships with Competitive Local Exchange carriers during 1999 resulted in additional Internet services revenue. The Company's largest customer, Aetna (which engaged the Company in October 1997), accounted for 59% of the Company's consolidated revenues for the first quarter of 1998 and only 19% for the first quarter of 1999. Non-Aetna revenues increased 122% for the first quarter 1999 as compared to the first quarter 1998.

COST OF SERVICES:

      Cost of services consists primarily of expenses relating to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants. The Company expects that its cost of services will increase in the future to the extent the Company is able to expand its client and subscriber base, as well as its service offerings and network. Cost of services increased by $60,000, or 3%, from $1,807,000 in 1998 to $1,867,000 in 1999. However, cost of services as a percentage of sales declined in the first quarter of 1999 as a result of lower telecommunications costs, as well as an increase in revenues related to higher margin services.

SELLING, GENERAL AND ADMINISTRATIVE:

      Selling, general and administrative expenses consist primarily of salaries and costs associated with sales personnel, marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $879,000, or 131%, from $672,000 in 1998 to $1,551,000 in 1999. This increase is primarily attributable to the Company's expanded promotional and marketing activities, the hiring of additional marketing and administrative personnel to manage the growth in the Company's business, as well as additional administrative and professional costs associated with operating as a publicly traded company.

AMORTIZATION OF INTANGIBLE ASSETS:

      Amortization of intangible assets increased by $34,000, or 110%, from $31,000 in 1998 to $65,000 in 1999. This increase is primarily attributed to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of Micro Business Solutions Inc., Mainsite Communications Inc., the Renaissance Internet Access Division of PIVC, LLC, Ez Net Inc. and the ADViCOM Internet Access Division of Multitronics, Inc., all of which were consummated subsequent to March 31, 1998.

INTEREST EXPENSE (INCOME):

      Interest expense consists of interest on indebtedness, capital leases and financing arrangements in connection with the Company's borrowings. Interest income consists of money earned on cash equivalents. Interest expense (income) decreased by $62,000 from approximately $37,000 of expense in 1998 to $25,000 of income in 1999. This decrease is primarily due to an increase in invested funds as a result of the Company's receipt of net proceeds of approximately $6,642,000 from the Offering.

TAX BENEFIT (PROVISION):

     The Company recognized a tax benefit of $126,000 in 1999 compared to a tax provision of $117,000 in 1998. At March 31, 1999, based on estimated 1999 taxable income, its ability to carryback operating losses against previous tax payments, and an assessment of all available evidence, management considers realization of the unreserved deferred tax asset ($258,000) to be more likely than not.

NET INCOME:

     As a result of the foregoing, the Company had a net loss of $163,000 for 1999 compared to net income of $204,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements have been to fund working capital as well as acquisitions and capital expenditures in connection with providing consulting services to clients and Internet access to subscribers. The Company has historically satisfied its cash requirements principally through the issuance of equity and debt securities and borrowings.

      At March 31, 1999, the Company had working capital of $4,826,000. The increase in liquidity resulted primarily from the receipt of net proceeds from the Offering in the amount of $6,642,000.

      Net cash used in operating activities decreased from $267,000 provided in 1998 to $402,000 used in 1999. This change was primarily attributable to operating results which produced a net loss in the amount of $163,000 for the three months ended March 31, 1999, compared to net income in the amount of $204,000 for the corresponding three month period in 1998.

      Net cash used in investing activities increased from $347,000 in 1998 to $892,000 in 1999 due to increased capital expenditures principally related to the expansion and enhancement of the Company's network and the acquisition of five additional companies during the first quarter of 1999.

      Net cash provided by financing activities was $287,000 in 1998, compared to $28,000 used in 1999. This change is primarily attributable to the borrowing of $200,000 from Commerce Bank during the first quarter of 1998.

      At March 31, 1999, the Company had capital lease obligations in the aggregate amount of $52,000 that are secured by the personal guarantees of each of Nicholas R. Loglisci, Jr., the Company's President and Chief Executive Officer; Clark D. Frederick, the Company's Chief Technical Officer; and Frank R. Altieri, Jr., the Company's Chief Information Officer. In addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

      In June 1998, the Company secured a line of credit in the amount of $1.5 million from First Union National Bank. The line of credit is for a one-year period effective July 1, 1998. As of March 31, 1999, the Company had no outstanding indebtedness under such line of credit.

      Additionally, in May 1998, the Company secured equipment lines of credit from Ascend Credit Corp., Cisco Systems Capital Corp. and PAM Financial Corp., each in the amount of $500,000. At March 31, 1999, the Company had no outstanding indebtedness under any such line of credit.

      The Company expects that cash flow generated by its operations and borrowings under its various lines of credit will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

SUBSEQUENT EVENTS

      On April 30, 1999 the Company acquired Realshare, Inc., a Cherry Hill, New Jersey-based Web-site design and programming company.

     On April 30, 1999, Millennium Computer Applications, Inc. was merged into the Company pursuant to the laws of the States of Delaware and North Carolina, respectively. Millennium Computer Applications, Inc. is an Internet Service Provider based in Shallotte, North Carolina.

      On May 7, 1999, the Company acquired substantially all of the consumer dial-up and ISDN accounts from the owners of Planet Access, Inc. and related computer equipment from Planet Access, Inc., a Stanhope, New Jersey-based Internet Service Provider.

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

      Management has evaluated the Company's computer software and hardware systems, and, based on currently available information, believes that it will not have to replace or modify any of its hardware but has, and will have, to modify its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. It is believed that the greatest risk to the Company will be from outside firms that the Company relies on for its operations as well as the legacy computer systems of its clients. The failure by outside firms and/or clients' failure to address Year 2000 issues could interfere with the Company's ability to provide its services, and therefore impact future revenues. As of May 7, 1999, the Company has contingency plans in place to remedy these types of problems. Estimated costs associated with such plans are not expected to exceed $100,000, which are likely to be funded through the use of available internal employees and resources. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions in areas in which the Company's operations must rely on outside firms or clients whose systems may not function properly after January 1, 2000. While such failures could affect important operations of the Company, either indirectly or directly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a)   Not applicable.

      (b)   Not applicable.

      (c)

i. As part of the acquisition of substantially all of the assets of the Renaissance Internet Services Division of PIVC, LLC, on February 22, 1999 the Company issued to PIVC, LLC 44,046 shares, subject to certain adjustments, of the Company's common stock. The issuance of the Company's common stock to PIVC, LLC was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2).

ii. As part of the acquisition of substantially all of the assets of EZ Net, Inc., on March 1, 1999 the Company issued to EZ Net, Inc., 33,289 shares, subject to certain adjustments, of the Company's common stock. The issuance of the Company's common stock to EZ Net, Inc. was exempt from registration under the Securities Act pursuant to Section 4(2).

iii. As part of the acquisition of substantially all of the assets of the ADViCOM - Advanced Internet Communications Division of Multitronics, Inc., on March 25, 1999 the Company issued to Multitronics, Inc., 4,424 shares, subject to certain adjustments, of the Company's common stock. The issuance of the Company's common stock to Multitronics, Inc. was exempt from registration under the Securities Act pursuant to Section 4(2).

iv. As part of the acquisition of Spectrum Information Systems, Inc., on March 31, 1999 the Company issued 145,456 shares of its common stock, subject to certain adjustments, in exchange for all of the issued and outstanding capital stock of Spectrum Information Systems, Inc. The exchange of the Company's common stock with the stockholders of Spectrum Information Systems, Inc. was exempt from registration under the Securities Act pursuant to Section 4(2).

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

      From the effective date of the Registration Statement through March 31, 1999, the Company has applied an aggregate of $507,000 of the net proceeds of the Offering for the full repayment of certain indebtedness; $351,000 towards the purchase of equipment; $909,000 towards the purchase of assets of, or the outright acquisition of, companies; $493,000 towards sales and marketing; and $300,000 towards general administrative expenses. The Company believes that none of the proceeds used in the first quarter of fiscal 1999 was paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates,
(ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998. The remaining net proceeds of the Offering in the amount of $4,082,000 remain unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.  OTHER INFORMATION.

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

      The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

      EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT

            27 Financial Data Schedule for the three-month period ended March 31, 1999.

      (b) Reports on Form 8-K.

            On December 22, 1998, the Company filed a Report with the Commission on Form 8-K, under Item 2, to report the Acquisition Agreement, dated as of December 10, 1998, among the Company and the members of Halo and Halo, whereby the Company acquired all of the issued and outstanding membership interests of Halo in exchange for 180,866 shares of the Company's Common Stock. The Company also reserved 38,365 shares of Common Stock for issuance in connection with the Halo combination pending the final calculation of defined financial data. The Company filed the financial statements required by Items 7(a) and 7(b) of Form 8-K on February 26, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IBS INTERACTIVE, INC.


Date:  May 17, 1999                 By: /s/ Nicholas R. Loglisci, Jr.
                                    Nicholas R. Loglisci, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 17, 1999                 By: /s/  Howard B. Johnson
                                    Howard B. Johnson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


      EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT

            27 Financial Data Schedule for the three-month period ended March 31, 1999.