Form 10QSB
period 1999-06-30
IBS INTERACTIVE INC
filed 1999-08-16
CIK 1057257

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999 (Second quarter of fiscal 1999)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to _____________

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

             _____________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         As of August 9, 1999, 4,281,667 shares of the issuer's common stock, par value $.01 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|




================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of June 30, 1999
         (unaudited)....................................................    1

         Condensed Consolidated Statements of Operations for the
         three and six months ended  June 30, 1999
         and 1998 (unaudited)...........................................    3

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998
         (unaudited)....................................................    4

         Notes to Condensed Consolidated Financial Statements...........    5

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................    15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................    15

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.................................    16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    16

ITEM 5.  OTHER INFORMATION..............................................    17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................    17

SIGNATURES..............................................................    19

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                            (unaudited, in thousands)



ASSETS                                                                                 JUNE 30, 1999

Current Assets
       Cash and cash equivalents................................................         $     2,152
       Accounts receivable (net of allowance for doubtful
          accounts of $99)......................................................               3,803
       Prepaid expenses.........................................................                 404
       Deferred tax assets......................................................                 204
                                                                                        ------------
                  Total Current Assets..........................................               6,563
                                                                                         -----------
Property and equipment, net.....................................................               1,073
Intangible assets, net..........................................................               4,038
Intangible assets - deferred compensation, net..................................                 590
Other assets....................................................................                 219
                                                                                        ------------

                  TOTAL ASSETS..................................................           $  12,483
                                                                                           =========













     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                 (unaudited, in thousands, except share amounts)


LIABILITIES & STOCKHOLDERS' EQUITY                                                          JUNE 30, 1999
                                                                                            -------------
Current Liabilities
     Long-term debt and capital lease obligations, current portion.............                 $     949
     Accounts payable and accrued expenses.....................................                     1,248
     Deferred revenue..........................................................                       527
                                                                                                ---------

           Total Current Liabilities...........................................                     2,724
                                                                                                ---------


Deferred compensation..........................................................                       895
Long-term debt and capital lease obligations...................................                       203
                                                                                                ---------

     Total Liabilities.........................................................                     3,822
                                                                                                ---------



Stockholders' Equity
     Preferred Stock, $.01 par value, authorized 1,000,000 shares, none issued and
         outstanding...........................................................                       --
     Common Stock, $.01 par value, authorized 11,000,000 shares,
         4,211,848 shares issued and outstanding...............................                       42
     Additional paid in capital................................................                   10,419
     Accumulated deficit.......................................................                   (1,800)
                                                                                                 --------

     Total Stockholders' Equity................................................                    8,661
                                                                                                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................                 $  12,483
                                                                                                =========





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Operations
            For the three and six months ended June 30, 1999 and 1998
          (unaudited, in thousands, except share and per share amounts)


                                                        For the six months ended June 30,      For the three months ended June 30,
                                                          1999                 1998                 1999                   1998
                                                        --------             --------             --------             --------

Revenues...................................           $   8,753             $ 6,995               $ 4,737              $  3,383
Cost of services...........................               5,572               4,606                 3,122                 2,299
                                                        --------             --------             --------             --------
Gross profit...............................               3,181               2,389                 1,615                 1,084
Operating expenses:
     Selling, general and administrative...               4,199               2,055                 2,537                 1,142
     Amortization of intangible assets.....                 224                  83                   155                    50
     Compensation expense - non-cash.......                 188                  89                   105                    56
     Merger expenses.......................                 137                   0                   109                     0
                                                        --------             --------             --------             --------
Operating income (loss)....................              (1,567)                162                (1,291)                (164)

Interest expense (income), net.............                 (47)                 17                   (22)                 (29)
                                                        --------             --------             --------             --------

Income (loss) before income taxes..........              (1,520)                145                (1,269)                (135)


Tax benefit (provision)....................                  77                (120)                  (45)                    0
                                                        --------             --------             --------             --------

Net income (loss)..........................          $  (1,443)              $   25             $  (1,314)             $   (135)
                                                     ==========              ========            =========             =========
Earnings (loss) per share
Basic and Diluted..........................          $   (0.35)              $ 0.01             $   (0.31)             $  (0.04)
                                                     ==========              ========            =========             =========
Weighted average common shares outstanding
Basic......................................           4,144,507             2,963,078            4,195,532             3,339,648
Diluted....................................           4,144,507             3,116,103            4,195,532             3,485,185







     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1999 and 1998
                            (unaudited, in thousands)



                                                                                     Six months ended June 30,
                                                                                       1999              1998
                                                                                     --------          -------

Cash Flows (used in) provided by Operating Activities..................             $ (2,297)          $ 1,022

Cash Flows used in Investing Activities................................               (1,573)            (334)

Cash Flows provided by Financing Activities............................                   490            6,546
                                                                                     --------          -------
NET INCREASE (DECREASE) IN CASH
 and CASH EQUIVELENTS.................................................                (3,380)            7,234

CASH and CASH EQUIVALENTS
AT BEGINNING OF PERIOD.................................................                 5,532              277
                                                                                     --------          -------

CASH and CASH EQUIVALENTS
AT END OF PERIOD.......................................................               $2,152           $ 7,511
                                                                                      =======          =======







     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENT PRESENTATION

a. The condensed consolidated interim financial statements of IBS Interactive, Inc. ("IBS," or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB and the Company's reports on Form 8-K dated April 15, 1999, June 2, 1999 and June 7, 1999. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown herein have been included. As discussed in Note 2, the Company acquired Spencer Analysis, Inc.
     ("Spencer") in a business combination accounted for as a pooling-of-interests.

     Previously issued consolidated financial statements and notes thereto for the three and six month periods ended June 30, 1998 have been restated, as required, to reflect the 1998 and 1999 business combinations accounted for as poolings-of-interests (DesignFX Interactive, LLC ("Design FX"), Halo Network Management, LLC ("Halo") and Spectrum Information Systems, Inc. ("Spectrum")) as well as the Spencer business combination).

b. The results of operations and cash flows for the six months ended June 30, 1999 presented herein are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 1999.

c. Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock outstanding, which includes the shares issued in connection with the Spencer combination. Diluted earnings per share for the six-month period ended June 30, 1998 include the assumed exercise of stock options, warrants and convertible debt (using the treasury stock method). For the three- and six-month period ended June 30, 1999 and the three-month period ended June 30, 1998, there was no difference between basic and diluted loss per common share because the assumed exercise of common share equivalents was anti-dilutive.

2.       BUSINESS COMBINATIONS

POOLING-OF-INTERESTS

         On June 30, 1999, the Company signed an agreement with Spencer to issue 260,005 shares of its common stock (subject to certain adjustments) in exchange for all of the issued and outstanding capital stock of Spencer, a full-service provider of network and systems integration solutions. The business combination has been accounted for as a pooling-of-interests. As such, the accompanying consolidated financial statements are based on the assumption that the Company and Spencer were combined as of January 1, 1998, and accordingly, financial statements of prior periods have been restated to give effect to the Spencer combination. There were no material adjustments necessary for the Company and Spencer to conform to consistent accounting policies. Through the acquisition date, the shareholders of Spencer elected, as permitted, to report income for federal and state income tax purposes as an "S" corporation. Under those regulations, the shareholders individually received the income tax provision or benefit of their respective share of Spencer's net income or loss. Accordingly, the Company has not recorded a federal and state tax provision or benefit for the three and six months ended June 30, 1999 and 1998. However, Spencer is subject to local income taxes, such provisions are reflected in the accompanying statements of operations. The fiscal year end of Spencer also conforms to that of the Company. Unaudited net revenues and net income (loss) and earnings (loss) per share for the Company and Spencer for the six months ended June 30, 1999 and 1998 and the year ended December 31, 1998 are as follows:

                             IBS              SPENCER             COMBINED
Six Months Ended
June 30, 1999
   Revenues                 $7,076              $1,677               $ 8,753
   Net income (loss)        (1,578)                135                (1,443)
   Loss per share               --                  --               $ (0.35)


                            IBS              SPENCER             COMBINED
Six Months Ended
June 30, 1998
   Revenues                 $5,401              $1,594               $ 6,995
   Net income (loss)           (20)                 45                    25
   Earnings per share           --                  --                 $0.01


                            IBS              SPENCER             COMBINED
Year Ended
December 31, 1998
   Revenues                $11,479              $3,734              $ 15,213
   Net income (loss)          (479)                114                   365
   Loss per share               --                  --                $(0.10)

PURCHASE ACQUISITIONS

         All of the following business combinations have been accounted for as purchases. The ultimate values ascribed to the purchases are subject to certain adjustments between the parties. The Company's acquisitions do not represent, individually and in the aggregate, significant subsidiaries. Accordingly, condensed and pro forma financial information is not presented.

         On April 30, 1999, the Company acquired Realshare, Inc., a Cherry Hill, New Jersey-based Web-site design and programming company.

         On  April  30,   1999,   the  Company   acquired   Millenium   Computer
Applications, Inc., a Shallote, North Carolina-based Internet Service Provider.

         On May 7, 1999, the Company acquired substantially all of the consumer dial-up and ISDN accounts and related computer equipment of Planet Access, Inc. and the owners of Planet Access, Inc., a Stanhope, New Jersey-based Internet Service Provider.

MERGER  EXPENSES

         For the three and six months ended June 30, 1999, the Company recognized $109,000 and $137,000, respectively, of costs related to the Spectrum and Spencer business combinations. Such costs are principally comprised of professional fees incurred during the periods.

3.       INCOME TAXES.

         The  Company  has  not   recognized  an  income  tax  benefit  for  the
three-month period ended June 30, 1999 based on uncertainties concerning its ability to generate sufficient taxable income in future periods. The tax provision for the three-month period ended June 30, 1999 related to state taxes on certain subsidiaries and local income taxes incurred by Spencer. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Deferred tax assets at June 30, 1999 of $204,000 are comprised of temporary differences and tax loss carrybacks, the realization of which, at present, is considered to be more likely than not.

4.   1998 INITIAL PUBLIC OFFERING

         On May 14, 1998, the Company's registration statement on Form SB-2, as amended (the "Registration Statement"), relating to its initial offering of common stock, was declared effective by the SEC (the "Offering"). Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. From the effective date of the Registration Statement through June 30, 1999, the Company has applied an aggregate of $717,000 of the net proceeds of the Offering for the full repayment of certain indebtedness; $451,000 towards the purchase of equipment; $1,489,000 towards the purchase of assets of, or the outright acquisition of, companies; $830,000 towards sales and marketing; and $1,703,000 towards general administrative expenses. The remaining net proceeds of the Offering in the amount of $1,452,000 remain unused and are invested in short-term cash equivalents.

5.  STOCKHOLDERS' EQUITY

         In April 1999, the Company consummated the acquisitions of Millennium Computer Applications, Inc. and Realshare, Inc., and in connection therewith issued up to 19,673 and 6,000 shares of its common stock (subject to adjustments), respectively. In May 1999, the Company acquired certain assets of Planet Access, Inc. and in connection therewith issued up to

19,114 shares of its common stock (subject to certain adjustments). In June 1999, the Company consummated the acquisition of Spencer and in connection therewith issued up to 260,005 share of its common stock (subject to certain adjustments.)

         On June 25, 1999, the Company's registration statement on Form S-3 relating to the resale of 202,440 shares of the Company's common stock was declared effective by the SEC. Through June 30, 1999, the Company has received proceeds of $330,000 from the exercise of certain warrants, the underlying common stock of which is eligible for resale under the registration statement.

         In addition, during the three-month period ended June 30, 1999, the Company granted 217,432 options to employees pursuant to its 1999 Stock Option Plan.

6.  SUBSEQUENT EVENTS

         On July 31, 1999, the Company acquired Jaguar Systems, Inc., a southern New Jersey-based Internet Service Provider. This business combination has been accounted for as a purchase. The ultimate values ascribed to the purchase are subject to certain adjustments between the parties. This acquisition does not represent, individually and in the aggregate, significant subsidiaries. Accordingly, condensed and pro forma financial information is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors, risks and uncertainties including those set forth in the Company's Form 10-KSB for 1998 in "Item 6. Management's
Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance." Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

OVERVIEW

         The Company provides a range of Internet and information technology consulting, training and networking planning, design and implementation services, Internet connectivity services, and Internet programming and applications development services, primarily to businesses and organizations. The Company's revenues are derived principally from fees earned in connection with the performance of consulting and networking services, recurring Internet connectivity fees and fees earned in connection with programming and applications development services.

         The Company commenced operations in June 1995 as an Internet Service Provider offering Web-site hosting services. In 1996 and 1997, the Company acquired Interactive Networks, Inc., Mordor International and Allnet Technology Services, Inc., each an Internet Service Provider principally offering dial-up access services. The Company began to provide Internet and information technology consulting and networking services in April 1996 and has increasingly emphasized such services.

         In January 1998, the Company began to provide Internet programming and applications development services through the acquisition of Entelechy, Inc., a provider of programming and applications development services, and also acquired substantially all of the assets of JDT Webwerx LLC (consisting primarily of computer equipment and intangible assets). In September 1998, the Company acquired all of the outstanding membership interests of DesignFX Interactive, LLC, a Cherry Hill, New Jersey-based provider of Web-design, programming and hosting services. In December 1998, the Company acquired substantially all of the assets of MBS, Inc., a Huntsville, Alabama-based Microsoft Certified
Technical Education Provider Partner Level and also acquired Halo Network Management, LLC, an Eatontown, New Jersey-based network services company that offers complete network solutions including planning, installation and maintenance.

         In the first quarter of 1999, the Company acquired (i) substantially all of the assets of Mainsite Communications, a Bridgeport, New Jersey-based Internet Service Provider, (ii) substantially all of the assets of the Renaissance Internet Services Division of PIVC, LLC, an Internet Service Provider headquartered in Huntsville, Alabama, (iii) substantially all of the assets of EZ Net, Inc., a Yorktown, Virginia-based Internet Service Provider,
(iv) substantially all of the assets of the ADViCOM division of Multitronics, Inc., an Internet Service Provider headquartered in Huntsville, Alabama, and (v) Spectrum, a Huntsville, Alabama-based network services company.

         In the second quarter of 1999, the Company continued to make strategic acquisitions, acquiring (i) the consumer Internet dial-up assets of the Planet Access Network group of companies., a Stanhope, New Jersey-based Internet Service Provider, (ii) Millenium Computer Applications, Inc., a Shallote, North Carolina-based Internet Service Provider, (iii) Realshare, Inc., a Cherry Hill, New Jersey-based Web-site design and programming company and (iv) Spencer, a full-service provider of network and systems integration solutions.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES:

         Revenues increased by $1,354,000, or 40%, from $3,383,000 for the three months ended June 30, 1998 ("1998") to $4,737,000 for the three months ended June 30, 1999 ("1999"). Revenues for 1999 increased primarily due to an increase in Internet connectivity service revenues and, to a lesser extent, increases in Internet and information technology consulting and network service revenues and Internet programming and applications service revenues. The Company's largest customer, Aetna (which engaged the Company in October 1997), accounted for 28% of the Company's consolidated revenues for 1998 and only 16% for 1999; thus, non-Aetna revenues increased 65% for 1999 as compared to 1998.

COST OF SERVICES:

         Cost  of  services  consists  primarily  of  expenses  relating  to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants. Cost of services increased by $823,000, or 36%, from $2,299,000 in 1998 to $3,122,000 in 1999. This increase was due to additional personnel and network costs associated with expansion of the Company's client and subscriber base. Cost of services as a percentage of sales was 66% in 1999 as opposed to 68% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE:

         Selling, general and administrative expenses consist primarily of salaries and costs associated with sales personnel, marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $1,395,000, or 122%, from $1,142,000 in 1998 to $2,537,000 in 1999.
This increase is primarily attributed to: (i) the hiring of additional marketing, sales and administrative personnel; (ii) costs associated with increased marketing and promotional activities; (iii) additional administrative and professional costs associated with operating as a public company; (iv) increased rent and utilities associated with acquisitions; and (v) increased depreciation related to acquisitions and equipment purchases.

AMORTIZATION OF INTANGIBLE ASSETS:

         Amortization of intangible assets increased by $105,000, from $50,000 in 1998 to $155,000 in 1999. This increase is primarily attributed to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of Micro Business Solutions Inc., Mainsite Communications Inc., the Renaissance Internet Access Division of PIVC, LLC, EZ Net Inc., the ADViCOM Internet Access Division of Multitronics Inc., Realshare, Inc., Millenium Computer Applications, Inc. and Planet Access, Inc. all of which were consummated subsequent to June 30, 1998.

INTEREST EXPENSE/(INCOME), NET:

         Interest expense consists of interest on indebtedness, capital leases and financing arrangements in connection with the Company's borrowings. Interest income consists of money earned on cash equivalents. Interest income decreased by $7,000 from approximately $29,000 of income in 1998 to $22,000 of income in 1999. This decrease is primarily due to a decrease in funds available for investment in 1999 relative to 1998 and, to a lesser extent, increased borrowings under the Company's line of credit.

TAX BENEFIT (PROVISION):

         The Company recognized a tax provision of $45,000 in 1999 compared to a tax provision of $0 in 1998. At June 30, 1999, based on estimated 1999 taxable income, its ability to carry-back operating losses against previous tax payments, and an assessment of all available evidence, management considers realization of the unreserved deferred tax asset ($204,000) to be more likely than not.

NET INCOME:

         As a result of the foregoing, the Company had net a net loss of $1,314,000 for 1999 compared to net loss of $135,000 for 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES:

         Revenues increased by $1,758,000, or 25%, from $6,995,000 for the six-month period ended June 30, 1998 to $8,753,000 for the six months ended June 30, 1999. Revenues for the six-month period ended June 30, 1999 increased primarily due to an increase in Internet connectivity service revenues and, to a lesser extent, increases in Internet programming and applications service revenues and Internet and information technology consulting and network service revenues. The Company's largest customer, Aetna (which engaged the Company in October 1997), accounted for 35% of the Company's consolidated revenues for the six-month period ended June 30, 1998 and only 16% for the six-month period ended June 30, 1999; thus, non-Aetna revenues increased 63% for the six-month period ended June 30, 1999 as compared to the six-month period ended June 30, 1998.

COST OF SERVICES:

         Cost  of  services  consists  primarily  of  expenses  relating  to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants. Cost of services increased by $966,000, or 21%, from $4,606,000 in the six-month period ended June 30, 1998 to $5,572,000 in the six-month period ended June 30, 1999. This increase was due to additional personnel and network costs associated with expansion of the Company's client and subscriber base. Cost of services as a percentage of sales was 64% in the six-month period ended June 30, 1999 as opposed to 66% in the six-month period ended June 30, 1998. The decline in cost of services as a percentage of sales was due to an increase in revenues related to higher margin services and lower telecommunications costs.

SELLING, GENERAL AND ADMINISTRATIVE:

         Selling, general and administrative expenses consist primarily of salaries and costs associated with sales personnel, marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $2,144,000, or 104%, from $2,055,000 in the six-month period ended June 30, 1998 to $4,199,000 in the six-month period ended June 30, 1999. This increase is primarily attributed to: (i) the hiring of additional marketing, sales and administrative personnel to maintain and manage the rate of growth of the Company's business; (ii) costs associated with increased marketing and promotional activities; and (iii) additional administrative and professional costs associated with operating as a public company.

AMORTIZATION OF INTANGIBLE ASSETS:

         Amortization of intangible assets increased by $141,000, from $83,000 in the six-month period ended June 30, 1998 to $224,000 in the six-month period ended June 30, 1999. This increase is primarily attributed to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of Micro Business Solutions Inc., Mainsite Communications Inc., the Renaissance Internet Access Division of PIVC, LLC, EZ Net Inc., the ADViCOM Internet Access Division of Multitronics Inc., Realshare, Inc., Millenium Computer Applications, Inc. and Planet Access, Inc. all of which were consummated subsequent to June 30, 1998.

INTEREST EXPENSE/(INCOME), NET:

         Interest expense consists of interest on indebtedness, capital leases and financing arrangements in connection with the Company's borrowings. Interest income consists of money earned on cash equivalents. Interest income increased by $64,000 from approximately $17,000 of expense in the six-month period ended June 30, 1998 to $47,000 of income in the six-month period ended June 30, 1999. This decrease is primarily due to an increase in funds available for investment in 1999 relative to 1998 due to the Company's initial public offering being completed in May 1998.

TAX BENEFIT (PROVISION):

         The Company recognized a tax benefit of $77,000 in the six-month period ended June 30, 1999 compared to a tax provision of $120,000 in the six-month period ended June 30, 1998. At June 30, 1999, based on estimated taxable income, its ability to carryback operating losses against previous tax payments, and an assessment of all available evidence, management considers realization of the unreserved deferred tax asset ($204,000) to be more likely than not.

NET INCOME:

         As a result of the foregoing, the Company had net a net loss of $1,443,000 for the six-month period ended June 30, 1999 compared to net income of $25,000 for the six-month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund expenses in connection with providing Internet and information technology consulting and network services, Internet connectivity services, and Internet programming and applications development services to its clients. The Company has historically satisfied its working capital requirements principally through the issuance of equity and debt securities and borrowings.

         At June 30, 1999, the Company had working capital of $3,839,000.

         Net cash used in operating activities decreased from $1,022,000 provided for the six-month period ended June 30, 1998 to $2,297,000 used in the six-month period ended June 30, 1999. This change was primarily attributable to decreased operating results that resulted in a net loss in the amount of

$1,443,000 for the period ended June 30, 1999, compared to net income in the amount of $25,000 for the six-month period ended June 30, 1998.

         Net cash used in investing activities increased from $334,000 for the six-month period ended June 30, 1998 to $1,573,000 for the six-month period ended June 30, 1999 due to an increase in cash used in acquisitions.

         Net cash provided by financing activities was $6,546,000 for the six-month period ended June 30, 1998, compared to $490,000 provided for the six-month period ended June 30, 1999. This change is primarily attributable to the Company's completion of its initial public offering in the second quarter of 1998.

         At June 30, 1999, the Company had capital lease obligations in the aggregate amount of $52,000 that are secured by the personal guarantees of each of Nicholas R. Loglisci, Jr., the Company's President and Chief Operating Officer; Clark D. Frederick, the Company's Chief Technical Officer; and Frank R. Altieri, Jr., the Company's Chief Information Officer. In addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

         In June 1998, the Company secured a line of credit in the amount of $1.5 million from First Union National Bank. The line of credit has been extended through September 30, 1999. As of June 30, 1999, the Company had $700,000 of outstanding indebtedness under such line of credit.

         Additionally, in May 1998, the Company secured equipment lines of credit from Ascend Credit Corp., Cisco Systems Capital Corp. and PAM Financial Corp., each in the amount of $500,000. At June 30, 1999, the Company had no outstanding indebtedness under any such line of credit.

         The Company expects that its working capital and borrowing potential under its various lines of credit will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

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

         Management has evaluated the Company's computer software and hardware systems, and, based on currently available information, believes that it will not have to replace or modify any of its hardware but has, and will have, to modify its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. It is believed that the greatest risk to the Company will be from outside firms that the Company relies on for its operations as well as the legacy computer systems of its clients. The failure by outside firms and/or clients' failure to address Year 2000 issues could interfere with the Company's ability to provide its services, and therefore impact future revenues. As of August 9, 1999, the Company has contingency plans in place to remedy these types of problems. Estimated costs associated with such plans are not expected to exceed $100,000, which are likely to be funded through the use of available internal employees and resources. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions in areas in which the Company's operations must rely on outside firms or clients whose systems may not function properly after January 1, 2000. While such failures could affect important operations of the Company, either indirectly or directly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)

i. As part of its acquisition of Millennium Computer Applications, Inc., on April 30, 1999 the Company issued 16,581 shares of its common stock (and may issue an additional 3,092 shares of its common stock) as partial consideration for all of the issued and outstanding capital stock of Millennium Computer Applications, Inc. The exchange of the Company's common stock with the stockholders of Millennium Computer Applications, Inc. was exempt from registration under the Securities Act pursuant to Section 4(2).

ii. As part of its acquisition of Realshare, Inc., on April 30, 1999 the Company issued 5,400 shares of its common stock (and may issue an additional 600 shares of its common stock) in exchange for all of the issued and outstanding capital stock of Realshare, Inc. The exchange of the Company's common stock with the stockholders of Realshare, Inc. was exempt from registration under the Securities Act pursuant to Section 4(2).

iii. As part of its acquisition of the consumer Internet dial-up accounts and related computer equipment assets of the Planet Access Network group of companies, on May 7, 1999 the Company issued 13,380 shares (and may issue an additional 5,734 shares of its common stock) to the owners of Planet Access, Inc. as partial consideration for the purchased assets. The exchange of the Company's common stock with the owners of Planet Access, Inc. was exempt from registration under the Securities Act pursuant to
     Section 4(2).

iv. As part of its acquisition of Spencer Analysis, Inc., on June 30, 1999 the Company issued 240,505 shares of its common stock (and may issue an additional 19,500 shares of its common stock) in exchange for all of the issued and outstanding capital stock of Spencer Analysis, Inc. The exchange of the Company's common stock with the stockholders Realshare, Inc. was exempt from registration under the Securities Act pursuant to Section 4(2).

(d) On May 14, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-47741) (the "Registration Statement"), relating to the Offering, was declared effective by the SEC. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of common stock, including

     180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discounts, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. Additionally, the Company registered 120,000 shares of common stock underlying warrants to purchase common stock which warrants were sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at an initial exercise price of $8.10 per share.

     From the effective date of the Registration Statement through June 30, 1999, the Company has applied an aggregate of $717,000 of the net proceeds of the Offering for the full repayment of certain indebtedness; $451,000 towards the purchase of equipment; $1,489,000 towards the purchase of assets of, or the outright acquisition of, companies; $830,000 towards sales and marketing; and $1,703,000 towards general administrative expenses. The Company believes that none of the proceeds used in the second quarter of fiscal 1999 was paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998. The remaining net proceeds of the Offering in the amount of $1,452,000 remain unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on June 4, 1999. Proposals presented for a stockholder vote were (i) the election of seven directors to serve until the next Annual Meeting of Stockholders, (ii) the approval of IBS' 1999 Stock Option Plan and (iii) the ratification of the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal year 1999.

     Each of the incumbent directors nominated by the Company were elected with the following voting results:


                                      VOTES FOR           VOTES WITHHELD

     Nicholas R. Loglisci, Jr.        3,403,366                  0

     Clark D. Frederick               3,403,366                  0

     Frank R. Altieri, Jr.            3,403,366                  0

     Susan Holloway Torricelli        3,403,366                  0

                                      VOTES FOR           VOTES WITHHELD

     Barrett N. Wissman               3,403,366                  0

     David Faeder                     3,403,366                  0

     Patricia Duff                    3,403,366                  0

     IBS' 1999 Stock Option Plan was approved with the following voting results:

      VOTES CAST FOR           VOTES CAST AGAINST                    ABSTENTIONS
         2,374,650                    9,944                             1,550

     The ratification of the selection of BDO Seidman, LLP as the Company's independent auditors for the fiscal year 1999 was approved with the following voting results:

      VOTES CAST FOR           VOTES CAST AGAINST                    ABSTENTIONS
         3,398,022                    2,644                             2,700

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

   10.1 Employment Agreement, dated as of May 3, 1999, by and between IBS and Nicholas R.Loglisci, Jr.

   10.2 Employment Agreement, dated as of May 3, 1999, by and between IBS and Clark D.Frederick.

   10.3 Employment Agreement, dated as of May 3, 1999, by and between IBS and Frank R. Altieri, Jr.

   10.4 Employment Agreement, dated as of May 3, 1999, by and between IBS and Jeffrey E. Brenner.

   10.5 IBS Interactive, Inc. Deferred Compensation Plan, effective May 1, 1999.

   27.1             Financial Data Schedule for the six-month period ended
                    June 30, 1999.

         (b) Reports on Form 8-K.

         On April 15, 1999, the Company filed a Report with the SEC on Form 8-K, under Item 2, to report that it had entered into an Exchange Agreement (the "Agreement") with Spectrum Information Services, Inc., an Alabama corporation ("Spectrum"), and all of Spectrum's shareholders. Spectrum is a full-service provider of network and systems integration solutions based in Madison, Alabama. Pursuant to the terms of the Agreement, IBS acquired all of the issued and outstanding shares of Spectrum in exchange for $3,200,000 (subject to certain adjustments) of unregistered shares of IBS common stock, par value $.01 per share, valued by the parties at $22.00 per share. The Company filed the financial statements required by Items 7(a) and 7(b) of Form 8-K/A on June 2, 1999.

         On June 7, 1999, the Company filed a Report with the SEC on Form 8-K, under Item 5, to restate its Annual Financial Statement on Form 10-KSB for Fiscal Year 1998 filed with the SEC on March 31, 1999, to reflect the combination of Spectrum Information Systems, Inc. on March 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IBS INTERACTIVE, INC.


Date:  May 16, 1999
                                  By: /s/ Nicholas R. Loglisci, Jr.
                                     _______________________________________
                                  Name:  Nicholas R. Loglisci, Jr.
                                  Title: President and Chief Operating Officer
                                         (Principal Executive Officer)

Date:  May 16, 1999
                                  By: /s/ Howard B. Johnson
                                    _______________________________________
                                  Name:  Howard B. Johnson
                                  Title: Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION OF EXHIBIT

   10.1 Employment Agreement, dated as of May 3, 1999, by and between IBS and Nicholas R.Loglisci, Jr.

   10.2 Employment Agreement, dated as of May 3, 1999, by and between IBS and Clark D.Frederick.

   10.3 Employment Agreement, dated as of May 3, 1999, by and between IBS and Frank R. Altieri, Jr.

   10.4 Employment Agreement, dated as of May 3, 1999, by and between IBS and Jeffrey E. Brenner.

   10.5 IBS Interactive, Inc. Deferred Compensation Plan, effective May 1, 1999.

   27.1             Financial Data Schedule for the six-month period ended
                    June 30, 1999.