Form 10QSB
period 1999-09-30
IBS INTERACTIVE INC
filed 1999-11-16
CIK 1057257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999
      (Third quarter of fiscal 1999)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to ____________

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


        ---------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check  whether  the  issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 11, 1999, 4,385,812 shares of the issuer's common stock, par value $.01 per share, were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|


================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                               PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of September 30, 1999
         (unaudited)........................................................................
                                                                                                     1
         Condensed Consolidated Statements of Operations for the three and
         nine months ended September 30, 1999 and 1998 (unaudited)..........................         3

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1999 and 1998 (unaudited)...............................         4

         Notes to Condensed Consolidated Financial Statements...............................         5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................................         8


PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................................         15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................         15

ITEM 3. DEFAULT UPON SENIOR SECURITIES......................................................         16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................         16

ITEM 5. OTHER INFORMATION...................................................................         17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................         17

SIGNATURES..................................................................................         19



                                     PART 1
                              FINANCIAL INFORMATION

         Item 1.    Financial Statements.


                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                            (unaudited, in thousands)



ASSETS                                                                               SEPTEMBER 30, 1999

Current Assets
    Cash and cash equivalents................................................          $     114
    Accounts receivable (net of allowance for doubtful
      Accounts of $102).....................................................               3,954
    Prepaid expenses.........................................................                211
    Deferred tax assets......................................................                154
                                                                                       ----------
              Total Current Assets..........................................                4,443
                                                                                       ----------
Property and equipment, net.....................................................            1,184
Intangible assets, net..........................................................            5,495
Intangible assets - deferred compensation, net..................................              495
Other assets....................................................................              476
                                                                                       ----------

              TOTAL ASSETS..................................................           $   12,083
                                                                                       ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                 (unaudited, in thousands, except share amounts)




LIABILITIES & STOCKHOLDERS' EQUITY                                                       September 30, 1999
                                                                                         ------------------
Current Liabilities
    Long-term debt and capital lease obligations, current portion...............             $       151
    Accounts payable and accrued expenses.......................................                   1,644
    Deferred revenue............................................................                     406
                                                                                             -----------

        Total Current Liabilities...............................................                   2,201
                                                                                             -----------


Convertible debt................................................................                     400
Long-term debt and capital lease obligations....................................                     164
Deferred compensation...........................................................                     900
                                                                                             -----------

         Total Liabilities......................................................                   3,665
                                                                                             -----------



Stockholders' Equity
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      none issued and outstanding...............................................                      --
    Common Stock, $.01 par value, authorized 11,000,000 shares,
      4,322,499 shares issued and outstanding...................................                      43
    Additional paid in capital..................................................                  11,910
    Accumulated deficit.........................................................                  (3,535)
                                                                                             -----------

        Total Stockholders' Equity..............................................                   8,418
                                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................             $    12,083
                                                                                             ===========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 1999 and 1998
          (unaudited, in thousands, except share and per share amounts)



                                                  For the nine months ended September 30,   For the three months ended September 30,
                                                        1999                 1998                 1999                 1998
                                                    -------------       -------------         -------------         -----------

Revenues.....................................       $      13,620       $      11,296         $       4,866         $     4,301
Cost of services.............................               8,932               7,415                 3,554               2,809
                                                    -------------       -------------         -------------         -----------
Gross profit.................................               4,688               3,881                 1,312               1,492
Operating expenses:
   Selling, general and administrative.......               7,099               3,450                 2,610               1,398
   Amortization of intangible assets.........                 386                 126                   160                  48
   Compensation expense - non-cash...........                 260                 195                    72                  99
   Merger expenses...........................                 223                   0                    86                   0
                                                    -------------       -------------         -------------         -----------
Operating income (loss)......................              (3,280)                110                (1,616)                (53)
Interest expense (income), net...............                 (70)                (35)                   (6)                (53)
Other expenses...............................                 (75)                  0                   (75)                  0
                                                    -------------       -------------         -------------         -----------
Income (loss) before income taxes............              (3,285)                145                (1,685)                  0

Tax benefit (provision)......................                  27                (130)                  (50)                (10)

Net income (loss)............................       $      (3,258)       $         15          $     (1,735)         $      (10)
                                                    =============        ============          ============          ==========
Earnings (loss) per share
Basic and diluted............................       $       (0.78)       $         --          $      (0.41)         $       --
                                                    =============        ============          ============          ==========
Weighted average common shares outstanding
Basic........................................           4,191,285           3,331,200             4,277,348           4,042,911
Diluted......................................           4,191,285           3,448,571             4,277,348           4,042,911







     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1999 and 1998
                            (unaudited, in thousands)




                                                                                    Nine months ended September 30,
                                                                                       1999                  1998
                                                                                    ---------              --------

Cash Flows (used in) provided by Operating Activities..................             $ (3,545)                $ 269

Cash Flows used in Investing Activities................................               (1,926)                 (563)

Cash Flows provided by Financing Activities............................                   53                 6,630
                                                                                      ------               -------
NET INCREASE (DECREASE) IN CASH
and CASH EQUIVELENTS...................................................               (5,418)                6,336

CASH and CASH EQUIVALENTS
AT BEGINNING OF PERIOD.................................................                5,532                   277
                                                                                      ---------            -------

CASH and CASH EQUIVALENTS
AT END OF PERIOD.......................................................                 $114               $ 6,613
                                                                                        =====              =======









     See Accompanying Notes to Condensed Consolidated Financial Statements.

1.       Financial Statement Presentation

         The condensed consolidated interim financial statements of IBS Interactive, Inc. ("IBS," or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB and the Company's Reports on Forms 8-K dated June 7, 1999, July 15, 1999 and September 13, 1999. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown herein have been included.

Previously issued consolidated financial statements and notes thereto for the three and nine month periods ended September 30, 1998 have been restated, as required, to reflect the December 1998 and 1999 business combinations accounted for as poolings-of-interests: Halo Network Management, LLC ("Halo"), Spectrum Information Systems, Inc. ("Spectrum") and Spencer Analysis, Inc. ("Spencer").

The results of operations and cash flows for the three and nine months ended September 30, 1999 presented herein are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 1999.

2.   BUSINESS COMBINATIONS

PURCHASE ACQUISITIONS (SEE NOTE 6)

        All of the following business combinations have been accounted for as purchases. The ultimate values ascribed to the purchases are subject to certain adjustments between the parties. The Company's acquisitions do not represent, individually or in the aggregate, significant subsidiaries. Accordingly, condensed and pro forma financial information is not presented. Results of operations for the three and nine month 1999 periods include the results of the acquired companies from the acquisition dates through September 30, 1999.

         On July 30, 1999, the Company acquired Jaguar Systems, Inc. ("Jaguar"), a Salem, New Jersey-based Internet Service Provider.

          On August 26, 1999, the Company acquired Florence Business Net ("Florence"), a Florence, South Carolina-based Internet Service Provider.

Merger Expenses

          For the three and nine months ended September 30, 1999, the Company recognized $86,000 and $223,000, respectively, of costs related to the Halo, Spectrum and Spencer business combinations. Such costs are principally comprised of professional fees and transaction costs incurred during these periods.

         3.   INCOME TAXES.

              The Company has not recognized an income tax benefit for its operating loss generated in the three-month period ended September 30, 1999 based on uncertainties concerning its ability to generate sufficient taxable income in future periods. The tax provision for the three-month and nine-month period ended September 30, 1999 is comprised of a valuation allowance established against certain deferred tax assets, the realization of which could not be considered more likely than not, and for state and local taxes on certain subsidiaries. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Deferred tax assets at September 30, 1999 of $154,000 are comprised of principally tax loss carrybacks, the realization of which, at present, is considered to be more likely than not.

         4.   1998 INITIAL PUBLIC OFFERING.

         On May 14, 1998, the Company's registration statement on Form SB-2, as amended (the "Registration Statement"), relating to its initial offering of common stock, was declared effective by the SEC (the "Offering"). Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on May 20, 1998. In connection with the Offering, the Company registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. From the effective date of the Registration Statement through September 30, 1999, the Company has applied an aggregate of $854,000 of the net proceeds of the Offering for the full repayment of certain indebtedness; $665,000 towards the purchase of equipment; $1,689,000 towards the purchase of assets of, or the outright acquisition of, companies; $1,260,000 towards sales and marketing; and $2,174,000 towards general administrative expenses.

         5.   CONVERTIBLE DEBT

         In September 1999, the Company raised $400,000 ($600,000 through November 12, 1999) through sales of convertible debt instruments (the "Convertible Debt"). The Convertible Debt is convertible at the option of the Company at a price equal to the price of the Company's next equity offering. If converted, holders of the Convertible Debt would be entitled to receive warrants to purchase common stock equal to 25% of any unpaid principal and accrued interest divided by the average closing price (as defined) of the Company's common stock. If the Company exercises its option to convert this debt, the Company will incur an interest change (principally composed of the fair value of such warrants) in the period of conversion.

         6.   STOCKHOLDERS' EQUITY

         In July 1999, the Company consummated the acquisitions of Jaguar and in connection therewith issued up to 44,965 shares of its common stock (subject to certain adjustments). In August 1999, the Company consummated the acquisition of

Florence and in connection therewith issued up to 3,145 shares of its common stock (subject to certain adjustments.)

         During the quarter ended September 30, 1999, the Company has received proceeds of $330,000 from the exercise of certain warrants and options, the underlying common stock of which is eligible for resale under the Company's current Registration Statement on Form S-3.

         In addition, during the three-month period ended September 30, 1999, the Company granted 21,450 options to employees pursuant to its 1999 Stock Option Plan.

         7.   SUBSEQUENT EVENTS

         In October 1999, the Company approved a plan related to the sale of its local Internet access business in Huntsville, Alabama to HiWAAY Information Services, the leading Internet service provider (ISP) in Huntsville. Such sale was consummated on October 22, 1999. The Company received $875,000 in connection with this sale. The estimated loss on the sale of these assets is expected to approximate $175,000 which will be recorded in the fourth quarter of 1999.

         In November 1999, the Board of Directors of the Company approved a private placement of up to $5 million of defined units which consist of common stock and warrants to purchase common stock. As of November 12, 1999, the Company had raised $2 million in connection with this private placement.



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors, risks and uncertainties including those set forth in the Company's Form 10-KSB for 1998 and in the Company's filing of Form 8-K dated June 7, 1999 in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance." Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

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

         The Company commenced operations in June 1995 as an Internet Service Provider offering Web-site hosting services. In 1996 and 1997, the Company acquired Interactive Networks, Inc., Mordor International and Allnet Technology Services, Inc., each an Internet Service Provider principally offering dial-up access services. The Company began to provide Internet and information technology consulting and network services in April 1996 and has increasingly emphasized such services.

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

         In the second quarter of 1999, the Company acquired (i) the consumer Internet dial-up assets of the Planet Access Network group of companies, a Stanhope, New Jersey-based Internet Service Provider, (ii) Millenium Computer Applications, Inc., a Shallote, North Carolina-based Internet Service Provider,
(iii) Realshare, Inc., a Cherry Hill, New Jersey-based Web-site design and programming company and (iv) Spencer, a full-service provider of network and systems integration solutions.

         In the third quarter of 1999, the Company continued to make strategic acquisitions, acquiring (i) Jaguar Systems, Inc., a Salem, New Jersey-based Internet Service Provider, and (ii) Florence Business Net, a Florence, South Carolina-based Internet Service Provider.

         The Company plans to continue to make strategic acquisitions of companies that provide Internet programming and applications development services, Internet and information technology consulting and network services. The Company may pursue the sale of its other Internet access services in order to focus on Internet and information technology professional services.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES:

         Revenues increased by $565,000, or 13%, from $4,301,000 for the three months ended September 30, 1998 ("1998") to $4,866,000 for the three months ended September 30, 1999 ("1999"). Revenues for 1999 increased primarily due to an increase in Internet connectivity service revenues and, to a lesser extent, increases in network service revenues and Internet programming and applications service revenues. In addition, the Company realized training revenue in 1999 from an acquisition that was completed during the fourth quarter of 1998 under the purchase method of accounting. The Company's largest customer, Aetna (which engaged the Company in October 1997), accounted for 15% of the Company's consolidated revenues for 1998 and 14% for 1999. Thus, non-Aetna revenues increased 15% in 1999 as compared to 1998.

COST OF SERVICES:

         Cost  of  services  consists  primarily  of  expenses  relating  to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants. Cost of services increased by $745,000, or 27%, from $2,809,000 in 1998 to $3,554,000 in 1999. This increase was due to additional personnel and network costs associated with expansion of the Company's client and subscriber base. Cost of services as a percentage of sales was 72% in 1999 as opposed to 65% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE:

         Selling, general and administrative expenses consist primarily of salaries and costs associated with sales personnel, marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $1,212,000, or 87%, from $1,398,000 in 1998 to $2,610,000 in 1999.
This increase is primarily attributed to: (i) the hiring of additional marketing, sales and administrative personnel; (ii) costs associated with increased marketing and promotional activities; and (iii) increased rent and utilities associated with acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS:

         Amortization of intangible assets increased by $112,000, from $48,000 in 1998 to $160,000 in 1999. This increase is primarily attributed to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of Micro Business Solutions Inc., Mainsite Communications Inc., the Renaissance Internet Access Division of PIVC, LLC, EZ Net Inc., the ADViCOM Internet Access Division of Multitronics Inc., Realshare, Inc., Millenium Computer Applications, Inc.,
Planet Access, Inc., Jaguar Systems, Inc., and Florence Business Net, all of which were consummated subsequent to September 30, 1998.

NON-CASH COMPENSATION EXPENSE

         Non-cash compensation expense decreased from $99,000 in 1998 to $72,000 in 1999. This decrease is primarily attributable to the timing and related amortization periods of awarded grants.

MERGER EXPENSES:

         Merger expenses increased $86,000 in 1999. This increase is primarily due to the acquisition of Spencer.

INTEREST EXPENSE/(INCOME), NET:

         Interest expense consists of interest on indebtedness, capital leases and financing arrangements in connection with the Company's borrowings which is offset by interest income earned on cash equivalents. The Net Total decreased by $47,000 from approximately $53,000 of income in 1998 to $6,000 of income in 1999. This decrease is primarily due to a decrease in funds available for investment in 1999 relative to 1998 and, to a lesser extent, increased borrowings under the Company's line of credit in the second and third quarter of 1999.

OTHER EXPENSE:

         The increase in other expenses from $0 in 1998 to $75,000 in 1999 is principally related to professional fees and related non-operating costs for financial and strategic advisory services in 1999.

TAX BENEFIT (PROVISION):

         The Company recognized a tax provision in 1999 of $50,000 compared to a tax provision of $10,000 in 1998. The 1999 provision is principally composed of a valuation allowance established against certain deferred tax assets, the realization of which could not be considered more likely than not. At September 30, 1999, based on the Company's ability to carryback operating losses against previous tax payments, and an assessment of all available evidence, management considers realization of the unreserved deferred tax asset ($154,000) to be more likely than not.

NET INCOME (LOSS):

          As a result of the foregoing, the Company had a net loss of $1,735,000 for 1999 compared to net loss of $10,000 for 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES:

         Revenues increased by $2,324,000, or 21%, from $11,296,000 for the nine-month period ended September 30, 1998 to $13,620,000 for the nine months ended September 30, 1999. Revenues for the nine-month period ended September 30, 1999 increased primarily due to increases in Internet connectivity service revenues and, to a lesser extent, increases in network services, programming and application development revenues. In addition, the Company realized training revenue in 1999 from an acquisition that was completed during the fourth quarter of 1998 under the purchase method of accounting. The Company's largest customer, Aetna (which engaged the Company in October 1997), accounted for 28% of the Company's consolidated revenues for the nine-month period ended September 30, 1998 and 15% for the nine-month period ended September 30, 1999; thus, non-Aetna revenues increased by 41% for the nine-month period ended September 30, 1999 over levels in the nine-month period ended September 30, 1998.

COST OF SERVICES:

         Cost  of  services  consists  primarily  of  expenses  relating  to the operation of the network, including telecommunications and Internet access costs, costs associated with monitoring network traffic and quality and providing technical support to clients and subscribers, cost of equipment and applications sold to clients and subscribers, salaries and expenses of engineering, programming and technical personnel and fees paid to outside consultants. Cost of services increased by $1,517,000, or 21%, from $7,415,000 in the nine-month period ended September 30, 1998 to $8,932,000 in the nine-month period ended September 30, 1999. This increase was due to additional personnel and network costs associated with expansion of the Company's client and subscriber base. Cost of services as a percentage of sales was 65% in the nine-month period ended September 30, 1999 as opposed to 66% in the nine-month period ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE:

         Selling, general and administrative expenses consist primarily of salaries and costs associated with sales personnel, marketing literature, advertising, direct mailings and the Company's management, accounting, finance and administrative functions. Selling, general and administrative expenses increased by $3,649,000, or 106%, from $3,450,000 in the nine-month period ended September 30, 1998 to $7,099,000 in the nine-month period ended September 30, 1999. This increase is primarily attributed to: (i) the hiring of additional marketing, sales and administrative personnel; (ii) costs associated with increased marketing and promotional activities; and (iii) increased rent and utilities associated with acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS:

         Amortization of intangible assets increased by $260,000, from $126,000 in the nine-month period ended September 30, 1998 to $386,000 in the nine-month period ended September 30, 1999. This increase is primarily attributed to the amortization of intangible assets, including customer lists and goodwill, acquired by the Company in connection with its purchase of Micro Business Solutions Inc., Mainsite Communications Inc., the Renaissance Internet Access Division of PIVC, LLC, EZ Net Inc., the ADViCOM Internet Access Division of Multitronics Inc., Realshare, Inc., Millenium Computer Applications, Inc., Planet Access, Inc., Jaguar and Florence, all of which were consummated subsequent to September 30, 1998.

NON-CASH COMPENSATION EXPENSE

         Non-cash compensation expense increased from $195,000 in the nine-month period ended September 30, 1998 to $260,000 in the nine-month period ended September 30, 1999. This decrease in primarily attributable to primarily attributable to the timing and related amortization periods of awarded grants.

INTEREST EXPENSE/(INCOME), NET:

         Interest expense (income) consists of interest on indebtedness, capital leases and financing arrangements in connection with the Company's borrowings which is offset by interest income earned on cash equivalents and investments. The Net Total increased by $35,000 to $70,000 of income in the nine-month period ended September 30, 1999. This increase is primarily due to an increase in funds available for investment in 1999 relative to 1998 due to the Company's initial public offering being completed in May 1998.

OTHER EXPENSE

         The increase in other expenses of $75,000 in the nine-month period ended September 30,1999 is principally related to professional fees and related non-operating costs for financial and strategic advisory services undertaken in the third quarter of 1999.

TAX BENEFIT (PROVISION):

         The Company recognized a tax benefit of $27,000 in the nine-month period ended September 30, 1999 compared to a tax provision of $130,000 in the nine-month period ended September 30, 1998. The 1999 benefit includes the effects of a provision established against certain deferred tax assets, the realization of which could not be considered more likely than not. At September 30, 1999, based on the Company's ability to carryback operating losses against previous tax payments, and an assessment of all available evidence, management considers realization of the unreserved deferred tax asset ($154,000) to be more likely than not.

NET INCOME (LOSS):

         As a result of the foregoing, the Company had net a net loss of $3,258,000 for the nine-month period ended September 30, 1999 compared to net income of $15,000 for the nine-month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to (i) fund expenses in connection with providing Internet and IT consulting and network services, Internet connectivity services, and Internet programming and applications development services to its clients and (ii) fund acquisitions. The Company has historically satisfied its working capital requirements principally through the issuance of equity and debt securities and borrowings.

         At September 30, 1999, the Company had working capital of $2,232,000.

         Net cash used in operating activities increased from $269,000 provided for the nine-month period ended September 30, 1998 to $3,545,000 used in the nine-month period ended September 30, 1999. This change was primarily attributable to decreased operating results that resulted in a net loss in the amount of $3,258,000 for the period ended September 30, 1999, compared to net income in the amount of $15,000 for the nine-month period ended September 30, 1998.

         Net cash used in investing activities increased from $563,000 for the nine-month period ended September 30, 1998 to $1,926,000 for the nine-month period ended September 30, 1999 due to an increase in cash used in acquisitions.

         Net cash provided by financing activities was $6,630,000 for the nine-month period ended September 30, 1998, compared to $53,000 provided for the nine-month period ended September 30, 1999. This change is primarily attributable to the Company's completion of its initial public offering in the second quarter of 1998.

         In September 1999, the Company raised $400,000 ($600,000 through November 12, 1999) in financing through the sale of Convertible Debt. The Convertible Debt is convertible at the option of the Company at a defined price equal to the price of the Company's next equity offering. If converted, holders of the Convertible Debt would be entitled to receive warrants to purchase common stock equal to 25% of any unpaid principal and accrued interest divided by the average closing price (as defined) of the Company's common stock. If the Company exercises its option to convert this debt, the Company will incur an interest charge (principally composed of the fair value of such warrants) in the period of conversion.

         As of September 30, 1999, the Company paid down and terminated its credit line in its entirety. The Company does not have a credit line at this time but continues to pursue replacement bank financing.

         At September 30, 1999, the Company had capital lease obligations in the aggregate amount of $56,000, of which $31,000 are secured by the personal guarantees of each of Nicholas R. Loglisci, Jr., the Company's President and Chief Operating Officer; Clark D. Frederick, the Company's Chief Technical Officer; and Frank R. Altieri, Jr., the Company's Chief Information Officer. In addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

         In November 1999, the Board of Directors of the Company approved a private placement of up to $5 million of defined units consisting of common stock and warrants. As of November 12, 1999, the Company had raised $2 million in connection with this private placement.

         In May 1998, the Company secured equipment lines of credit from Ascend Credit Corp. (now Lucent Technologies, Inc.) and Cisco Systems Capital Corp., each in the amount of $500,000. At September 30, 1999, the Company had no outstanding indebtedness under any such line of credit.

         The Company expects that its working capital will be sufficient to meet the operating and capital requirements of its current business plan for the next several months. As discussed earlier, the Company is in the process of raising additional equity capital. If the Company is not successful in raising additional equity capital or obtaining long-term debt financing in the near term, it will be required to make adjustments to its anticipated business plan.

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

         Management has evaluated the Company's computer software and hardware systems, and based on currently available information, believes that it will not have to replace or modify any of its hardware but has, and will have, to modify its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. It is believed that the greatest risk to the Company will be from outside firms that the Company relies on for its operations as well as the legacy computer systems of its clients. The failure by outside firms and/or clients' failure to address Year 2000 issues could interfere with the Company's ability to provide its services, and therefore impact future revenues. As of November 9, 1999, the Company has contingency plans in place to remedy these types of problems. Estimated costs associated with such plans are not expected to exceed $100,000 for fiscal 1999, which are likely to be funded through the use of available internal resources. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions in areas in which the Company's operations must rely on outside firms or clients whose systems may not function properly on or after January 1, 2000. While such failures could affect important operations of the Company, either indirectly or directly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (a)      Not applicable.

          (b)      Not applicable.

          (c)

          i. As part of its acquisition of Jaguar Systems Inc., on July 30, 1999 the Company issued 37,471 shares of its common stock (and may issue an additional 7,494 shares of its common stock) as partial consideration for all of the issued and outstanding capital stock of Jaguar Systems, Inc. The exchange of the Company's common stock with the stockholders of Jaguar Systems, Inc. was exempt from registration under the Securities Act pursuant to Section 4(2).

          ii. As part of its acquisition of Florence Business Net on August 25, 1999 the Company issued 2,516 shares of its common stock (and may issue an additional 629 shares of its common stock) in exchange for all of the issued and outstanding capital stock of Florence Business Net. The exchange of the Company's common stock with the stockholders of Florence Business Net. was exempt from registration under the Securities Act pursuant to Section 4(2).

          iii. As part of its acquisition of DesignFX Interactive, LLC on September 24, 1998 the Company released 20,016 shares of its common stock pursuant to the terms of the Membership Interest Purchase Agreement. This release of common stock was exempt from registration under the Securities Act pursuant to Section 4(2).

          iv. As part of its acquisition of Halo Network Management, LLC on December 10, 1998 the Company released 16,442 shares of its common stock pursuant to the terms of the Membership Interest Acquisition Agreement. This release of common stock was exempt from registration under the Securities Act pursuant to Section 4(2).

          v. As part of its acquisition of Spectrum Information Services, Inc. on March 31, 1999 the Company released 31,818 shares of its common stock pursuant to the terms of the Exchange Agreement. This release of common stock was exempt from registration under the Securities Act pursuant to Section 4(2).

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

          From  the  effective  date  of  the  Registration   Statement  through
          September 30, 1999, the Company has applied an aggregate of $854,000 of the net proceeds of the Offering for the full repayment of certain indebtedness; $665,000 towards the purchase of equipment; $1,689,000 towards the purchase of assets of, or the outright acquisition of, companies; $1,260,000 towards sales and marketing; and $2,174,000 towards general administrative expenses. The Company believes that none of the proceeds used in the third quarter of fiscal 1999 was paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. To date, the Company believes that it has used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

             The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

             Exhibit Number              Description of Exhibit
             --------------              ----------------------

                  3.2                    Amended and Restated By-Laws of IBS.

                  10.1                   Amendment 1 to IBS Interactive,  Inc.
                                         Deferred  Compensation Plan,  effective
                                         August 1,  1999.

                  27.1 Financial Data Schedule for the nine-month period ended September 30, 1999.

             (b)   Reports on Form 8-K.

             On July 15, 1999, the Company filed a Report with the SEC on Form 8-K, under Item 2, to report that it had entered into an Agreement and Plan of Merger (the "Agreement") with Spencer Analysis, Inc., a New York corporation ("Spencer"), and SAI Acquisition Corp ("SAI"). Spencer is a network services consulting firm based in New York, New York. Pursuant to the terms of the Agreement, Spencer merged with SAI and became the surviving entity. In exchange for all of the issued and outstanding shares of Spencer, IBS issued 240,505 shares of its Common Stock, par value $.01 per share, (the "Common Stock"), and reserved an additional 19,500 shares of Common Stock for potential later issuance, valued by the parties at $23.08 per share. The Company filed the financial statements required by Items 7(a) and 7(b) of Form 8-K/A on September 13, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IBS INTERACTIVE, INC.


Date:  November 15, 1999                  By:   /s/ Nicholas R. Loglisci, Jr.
                                             ___________________________________
                                          Name:    Nicholas R. Loglisci, Jr.
                                          Title:   President and Chief
                                                   Operating Officer
                                                    Principal Executive Officer)


Date:  November 15, 1999                  By:   /s/ Howard B. Johnson
                                             ___________________________________
                                          Name:    Howard B. Johnson
                                          Title:   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION


                  3.2                    Amended and Restated By-Laws of IBS.

                  10.1                   Amendment 1 to IBS Interactive,  Inc.
                                         Deferred  Compensation Plan,  effective
                                         August 1,  1999.

                  27                     Financial Data Schedule for the
                                         nine-month period ended
                                         September 30, 1999.