Form 10KSB
period 1999-12-31
IBS INTERACTIVE INC
filed 2000-03-31
CIK 1057257

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File No. 0-24073

                              IBS INTERACTIVE, INC.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                          13-3817344
(State or Other Jurisdiction of                          (I.R.S.Employer
Incorporation or Organization)                          Identification No.)


 2 RIDGEDALE AVENUE, SUITE 350
 CEDAR KNOLLS, NEW JERSEY                                    07927
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's Telephone Number, Including Area Code: (973) 285-2600

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
COMMON STOCK, $.01 PAR VALUE PER SHARE         THE BOSTON STOCK EXCHANGE, INC.

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year: $18,774,000.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 24, 2000 was $45,216,396

         As of March 24, 2000, 6,065,849 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III, Items 9-12, is incorporated by reference to the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, which will be filed on or before April 28, 2000.

================================================================================

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR (AS HEREINAFTER DEFINED) EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: THE PLANS AND OBJECTIVES OF THE COMPANY FOR FUTURE OPERATIONS AND TRENDS AFFECTING OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, (I) A DECLINE IN GENERAL ECONOMIC CONDITIONS OR A LOSS OF MAJOR CUSTOMERS, (II) THE UNAVAILABILITY OR MATERIAL INCREASE IN THE PRICE OF TELECOMMUNICATIONS SERVICES AND FACILITIES, (III) AN ADVERSE JUDGEMENT IN PENDING OR FUTURE LITIGATION AND (IV) TECHNOLOGICAL DEVELOPMENTS AND INCREASED COMPETITIVE PRESSURE FROM CURRENT COMPETITORS AND FUTURE MARKET
ENTRANTS. SEE "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE." WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY FUTURE REVISIONS IT MAY MAKE TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

BUSINESS OF ISSUER

         We (as used herein, "we," "us," "our" and the "Company" refer to IBS Interactive, Inc.) are a leading provider of one-stop e-Business and Information Technology (IT) professional services and Web-site Hosting (our "Professional Services and Web-Site Hosting" business segment) to mid-size businesses and public sector institutions in the Eastern U.S. We also provide Internet access services (our "Internet Access Services" business segment) to consumer and business customers in certain markets of the Eastern U.S.

         We represent an emerging breed of e-Business and IT professional services firm: one that provides total solutions by transforming technology into value for clients through integrated, multi-disciplinary service offerings.
We utilize advanced technologies to provide our clients with programming and applications development, network services, IT consulting and training, Web-site hosting and Internet access services.

         We provide the following services individually or as part of a one-stop package custom designed for a client's needs:

PROFESSIONAL SERVICES & WEB-SITE HOSTING

    PROGRAMMING AND APPLICATIONS DEVELOPMENT

        --   Customized   application   development,  including:  Web  portals,
             e-commerce,  distance  learning,  real  audio  and  video,  online databases, interactive communications and purchasing systems
        --   Content management
        --   Intranet and extranet systems
        --   Web-site development and maintenance

     NETWORK SERVICES

        --   Network planning, design and implementation
        --   Network support and optimization
        --   Security audits and protocol recommendation
        --   Network and applications programming
        --   Cabling and wiring

     IT CONSULTING AND TRAINING

        --   Desktop and network server support
        --   Software upgrades and support
        --   Disaster recovery plans and protocol  recommendation
        --   Network cost audits
        --   IT planning and staffing
        --   Merger & acquisition technology integration services
        --   Microsoft Certified Technical Education Center (CTEC)

     WEB-SITE HOSTING

        --   Shared hosting and co-location services

     INTERNET ACCESS SERVICES

        --   Digital Subscriber Line (DSL)
        --   Dedicated access (T-1 and T-3 service)
        --   Dial-up access
        --   Integrated Services Digital Network (ISDN)

         We market our e-Business and IT professional services and Web-site hosting to mid-sized businesses (including mid-sized departments of larger enterprises) and public sector institutions, who we believe are increasingly in need of and demanding one-stop solutions for these services due to the difficulty and expense of managing and integrating multiple vendors. Our comprehensive suit of services enables our clients to capitalize on the wide variety of critical business and data communication opportunities made possible by the Internet and Internet-related technologies.

         Our clients during the year ended December 31, 1999 included, among others: Aetna US Healthcare, The Archdiocese of New York, Black & Decker, Commerce Bank, Dendrite International, Deutsche Bank, Foster Wheeler Corp., ING Barings, Loews Theatres, McKinsey, Mobil Oil Corporation, TIAA/CREF, University of Southern Mississippi, and the Wharton School of Business at the University of Pennsylvania.

         For the year ended December 31, 1999, Professional Services and Web-Site Hosting accounted for approximately 78% and Internet Access Services accounted for approximately 22%, respectively, of our revenues.

         We were incorporated in February 1995 as Internet Broadcasting Systems, Inc. and changed our name to IBS Interactive, Inc., when we went public in May 1998. We trade on the NASDAQ SmallCap Market under the symbol IBSX.

GENERAL DEVELOPMENT OF BUSINESS - ACQUISITIONS

         In January 1998, we acquired all of the issued and outstanding capital stock of Entelechy, Inc. ("Entelechy"), a distance learning and web programming firm based in Huntsville, Alabama, in consideration for 277,434 shares of common stock, of which 147,310 shares were issued at the closing and 130,124 shares were to be earned and issued ratably on each of the first, second and third anniversaries of the acquisition closing date, provided that, the former Entelechy stockholders to whom such shares are issuable remain our employees on each respective anniversary. We incurred a charge of approximately $197,000 relating to the issuance of such common stock in 1999 and expect to incur charges of $197,000 and $17,000 relating to the issuance of such common stock in each of the years ending December 31, 2000 and 2001, respectively. The acquisition was accounted for as a purchase. On November 4, 1998, Entelechy was formally merged into the Company.

         In January 1998, we acquired substantially all of the assets (consisting primarily of computer equipment and intangible assets) of JDT WebwerX LLC ("JDT WebwerX"), a web programming company based in Southern New Jersey, for $35,000 in cash. The acquisition was accounted for as a purchase.

         On September 24, 1998, we entered into a Membership Interest Purchase Agreement with all of the members of DesignFX Interactive, LLC ("DesignFX"), a Web-design, programming and hosting company located in Cherry Hill, New Jersey, whereby we acquired all of the issued and outstanding membership interests of DesignFX in exchange for 200,160 shares of common stock (subject to certain adjustments) valued by the parties at $6.25 per share. The combination has been accounted for as a pooling of interests. Accordingly, our financial statements have been restated for all periods presented to include the results of operations and financial position of DesignFX. On December 9, 1998, DesignFX was formally merged into the Company.

         On December 1, 1998, we acquired substantially all of the assets of MBS, Inc. ("MBS"), for approximately $50,000 in cash, 4,493 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. MBS is a Huntsville, Alabama-based Microsoft Certified Technical Education Provider - Partner Level.

         On December 10, 1998, we entered into a Membership Interest Acquisition Agreement (the "Acquisition Agreement") with Halo Network Management, LLC ("Halo"), an Eatontown, New Jersey-based network management company that offers full-service network solutions including planning, installation and maintenance. Pursuant to the terms of the Acquisition Agreement, we acquired all of the issued and outstanding membership interests of Halo in exchange for 219,231 shares of common stock (subject to certain adjustments) valued by the parties at $6.50 per share. The combination has been accounted for as a pooling of interests. Accordingly, our financial statements have been restated for all periods presented to include the results of operations and financial position of Halo.

         On January 29, 1999, the Company acquired substantially all of the assets of Mainsite Communications, Inc. ("Mainsite"), for approximately $53,000 in cash and the assumption of certain liabilities. Mainsite is an internet service provider ("ISP") based in Bridgeport, New Jersey.

         On February 22, 1999, we acquired substantially all of the assets of the Renaissance Internet Services division ("Renaissance") of PIVC, LLC, for approximately $365,000 in cash, a one-year promissory note of $228,000 and 44,046 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. Renaissance is an ISP based in Huntsville, Alabama. Renaissance was sold in October 1999 as part of the sale of our Alabama Internet Access Services assets (See, "General Development of Business - Strategic Alternatives").

         On March 1, 1999, we acquired substantially all of the assets of EZ Net, Inc. ("EZ Net"), in exchange for $300,000 in cash, 33,289 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. EZ Net is an ISP based in Yorktown, Virginia.

         On March 25, 1999, we acquired substantially all of the assets of the ADViCOM division ("ADViCOM") of Multitronics, Inc., for approximately $118,000 in cash, 4,424 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. ADViCOM is an ISP based in Huntsville, Alabama. ADViCOM was sold in October 1999 as part of the sale of our Alabama Internet Access Services assets (See, "General Development of Business - Strategic Alternatives").

         On March 31, 1999, we acquired Spectrum Information Systems, Inc. ("Spectrum"), for approximately 145,456 shares of common stock, subject to certain adjustments, in exchange for all of the issued and outstanding capital stock of Spectrum. The common stock was valued by the parties at $22.00 per share. Spectrum is a Huntsville, Alabama-based provider of network services. The combination has been accounted for as a pooling of interests. Accordingly, our financial statements have been restated for all periods presented to include the results of operations and financial position of Spectrum.

         On April 30, 1999, we acquired all of the issued and outstanding capital stock of Realshare, Inc. ("Realshare"), for approximately 6,000 shares of common stock, subject to certain adjustments. Realshare is a Cherry Hill, New Jersey-based Web-site design and programming company.

         On April 30, 1999, we acquired all of the issued and outstanding capital stock of Millennium Computer Applications, Inc., ("Millenium") in a merger transaction, for approximately $200,000 in cash and 19,673 shares of common stock, subject to certain adjustments. Millennium is an ISP based in Shallotte, North Carolina.

         On May 7, 1999, we acquired substantially all of the consumer dial-up and ISDN accounts and related computer equipment of Planet Access, Inc. ("Planet Access"), for approximately $380,000 in cash, 19,114 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. Planet Access is a Stanhope, New Jersey-based ISP.

         On June 30, 1999 we acquired Spencer Analysis, Inc. ("Spencer"), for approximately 260,005 shares of common stock, subject to certain adjustments. The common stock was valued at $23.08 per share. Spencer is a New York City-based computer consulting firm. The combination has been accounted for as a pooling of interests. Accordingly, our financial statements have been restated for all periods presented to include the results of operations and financial position of Spencer.

         On July 30, 1999, we acquired all of the issued and outstanding capital stock of Jaguar Systems, Inc. ("Jaguar"), in a merger transaction, for approximately $131,000 in cash payable in 12 substantially equal monthly installments and 44,965 shares of common stock, subject to adjustments. Jaguar is a Salem, New Jersey-based ISP.

         On August 26, 1999, we acquired substantially all of the assets of Florence Business Net ("Florence"), for approximately $68,750 in cash, 3,145 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities relating to the purchased assets. Florence is a Florence, South Carolina-based ISP.

GENERAL DEVELOPMENT OF BUSINESS - STRATEGIC ALTERNATIVES

         On October 18, 1999, we sold our Internet Access Services business in Huntsville, Alabama to HiWAAY, an ISP in the area. We incurred a loss of $350,000 in connection with this sale that is reflected in our results of operations for the year ended December 31, 1999.

         We are currently evaluating strategic alternatives and options relating to our Internet Access Services business, which may include the possible sale of all or a remaining portion of our remaining Internet Access Services business. At March 24, 2000, our Internet Access Services business consists of over 16,000 dial-up subscribers, 250 digital subscriber line accounts, and 47 dedicated line accounts. Total allocated assets, revenues, and operating losses of our Internet Access Services segment as of and for the years ended December 31, 1998 and 1999 are as follows:

                                                    1998                1999
                                                    ----                ----
        Total Assets.....................           $84,000          $4,301,00
        Revenues.........................        $1,301,000         $4,068,000
        Operating Losses.................         ($269,000)         ($943,000)


        No assurances can be given that if our remaining Internet Access Services assets are sold that the transaction(s) will not result in a loss since the ultimate proceeds are subject to a number of uncertainties that management is unable to predict with a high degree of certainty at this time. Such uncertainties include, but are not limited to: future market conditions and the availability of buyer(s) willing to purchase the assets on terms acceptable to us.

GENERAL DEVELOPMENT OF BUSINESS - FINANCING EFFORTS

         In August 1995, we issued twenty $5,000 face amount promissory notes with a term of three years in the aggregate principal amount of $100,000 (the "1995 Notes"). The 1995 Notes accrued interest at a rate of 6% and were repaid in June 1998. In addition, each purchaser of the 1995 Notes received 2,449 shares of common stock for every note purchased.

         On October 31, 1997, we entered into a series of financing agreements in the aggregate amount of $200,000 (the "1997 Financing") with eight individual investors (collectively, the "1997 Notes"). The 1997 Notes accrued interest at a rate of 8% and were payable in full upon the closing of our initial public offering of common stock. In June 1998, the Company repaid the outstanding principal, aggregating $200,000, and accrued interest, aggregating $10,000, on the 1997 Notes. In connection with the issuance of the 1997 Notes, investors also received warrants to purchase up to an aggregate of 48,872 shares of our common stock at an exercise price of $3.54 per share through October 2000. We capitalized the fair value ascribed to the warrants ($54,000), which included a value reflective of the excess of the expected initial public offering price less the exercise price, and amortized such amount over the life of the 1997 Notes. Interest expense for the year ended December 31, 1998, including the amortization of the value ascribed to warrants, totaled $45,000. The effective interest rate on the 1997 Notes, which includes the amortization of the value of the warrants, approximated 68% per annum.

         On May 14, 1998, our registration statement on Form SB-2, as amended (file number 333-47741), relating to the initial offering of our common stock was declared effective by the SEC (the "IPO"). In connection with the IPO, we registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option, at an IPO price of $6.00 per share, resulting in proceeds to us (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $6,642,000. Additionally, we registered 120,000 shares of common stock underlying warrants to purchase common stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

         In September and October 1999, we sold approximately $600,000 of convertible debentures (the "1999 Debentures"). The 1999 Debentures accrued interest at the rate of 12% per annum and were due in full in October 2001. The 1999 Debentures were convertible at our option into common stock at a price equal to the price per share we received in a subsequent equity offering of greater than $3,000,000. In addition, upon conversion, holders of 1999 Debentures were entitled to receive 13,680 warrants to purchase common stock at $12.50 per share upon conversion. The 1999 Debentures were converted in December 1999. We recognized a non-cash charge of $43,000 on the warrants' fair market value upon conversion of the 1999 Debentures in December 1999. The effective interest rate on the 1999 Debentures over the two months that they were outstanding, including the amortization of the value ascribed to the warrants, approximated 115% per annum.

         On October 29, 1999, we entered into a consulting agreement with EBI Securities, Inc. ("EBI"), in which we agreed to issue to EBI: (a) warrants to purchase 50,000 shares of common stock at an exercise price of $10.25 per share and (b) warrants to purchase 50,000 shares of common stock at an exercise price of $11.25 per share upon the closing of certain mergers or acquisitions to be identified (collectively, the "EBI Warrants"). We will realize a non-cash charge to operations for the fair value of these warrants when the EBI Warrants are earned and issued. The period(s) over which such charge will be recognized will be determined based upon the nature of the merger or acquisition involved, if any (that is whether the merger is accounted for as a purchase or a pooling of interests).

         On December 7, 1999, we raised net proceeds of $4,697,500 in a private placement (which includes the $600,000 received for the 1999 Debentures) (the "October Private Placement") of 96 units (the "October Unit(s)") each consisting of: (i) 5,000 shares of common stock, par value $.01, of the, and (ii) a five-year warrant to purchase 1,250 shares of common stock at an exercise price per share of $12.50. The purchase price of each October Unit was $50,000. In the event that we shall, for a period of one (1) year after the closing date, sell any equity securities or equity derivative securities for a consideration per share of $10.00 or less (a "Lower Subsequent Price"), then a number of shares of common stock shall be issued to such investor in the October Units, at no additional cost to such investor, equal to: (x) the number of Shares contained in the October Units purchased by such investor multiplied by a fraction, the numerator of which shall be $10.00 and the denominator of which shall be the Lower Subsequent Price, less (y) the number of Shares contained in the October Units purchased by such investor. In connection with the October Private Placement, the 1999

Debentures were converted into an aggregate of $600,000 of October Units, consisting of 60,000 shares, and warrants to purchase 15,000 shares of common stock at an exercise price of $12.50 per share. In addition, holders of the 1999 Debentures also received warrants to purchase up to an additional 13,680 shares of common stock at an exercise price of $12.50 per share.

         On December 8, 1999, we raised net proceeds of $940,000 in a private placement (the "December Private Placement") of 20 units (the "December Unit(s)") each consisting of: (i) 5,000 shares of common stock, par value $.01, of the Company, and (ii) a five-year warrant to purchase 1,250 shares of common stock at an exercise price per share of $12.50. The purchase price of each December Unit was $50,000. In the event that we shall, for a period of one (1) year after the closing date, sell any equity securities or equity derivative securities for a consideration per share of $10.00 or less (a "Lower Subsequent Price"), then a number of shares of common stock shall be issued to such investor in the December Units, at no additional cost to such investor, equal to: (x) the number of Shares contained in the December Units purchased by such investor multiplied by a fraction, the numerator of which shall be $10.00 and the denominator of which shall be the Lower Subsequent Price, less (y) the number of Shares contained in the December Units purchased by such investor. (See "Management's Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for subsequent activities).

COMPANY SERVICES

         We offer our clients a full array of custom-designed, scalable and reliable e-Business and IT professional services, Web-site hosting and Internet access services. These include:

        --     Programming and applications development
        --     Network services
        --     IT consulting and training
        --     Web-site hosting
        --     Internet access

PROFESSIONAL SERVICES AND WEB-SITE HOSTING

         PROGRAMMING AND APPLICATIONS DEVELOPMENT

         PROGRAMMING. Programming for Intranet and Internet applications requires knowledge of many different programming languages, including PERL, UNIX, ASP, MTS, C++, JAVA, HTML, Cold Fusion and customized database and applications programming. We maintain a full range of network and applications programming expertise to: (i) ensure that clients' networks and applications are specifically tailored to meet their requirements, (ii) develop and maintain clients' Web sites, (iii) provide clients with technical assistance, and (iv) provide consulting services.

         CUSTOMIZED APPLICATIONS DEVELOPMENT AND DISTANCE LEARNING. Customized applications development includes services such as: E-Commerce "shopping cart" style on-line catalogs, multi-media audio and video, purchasing systems, intranet and extranet systems, and Distance Learning applications development. Distance Learning applications allow businesses and organizations to distribute course material, administer training evaluations and manage employee-student status from a single (or multiple) location via the Internet or an Intranet.

         WEB-SITE DEVELOPMENT AND MAINTENANCE. Web-site development involves the design and development of a client's Web-site. Working with clients and outside graphic designers and programmers, we design, create and maintain multi-media, interactive Web-sites for our clients, using the latest applications and development tools, such as Cold Fusion, ASP, MTL and HTML.

         NETWORK SERVICES

         We provide a comprehensive range of network services, including network planning, design, implementation, operations, optimization, consulting and training.

         NETWORK PLANNING. Network planning focuses on providing clients with strategic and tactical analyses of their current network operations and future network requirements. We provide network planning services which encompass a number of critical planning elements including: (i) defining client business requirements; (ii) developing strategic information architectures; (iii) performing network baseline audits; (iv) preparing capacity plans for the physical network, logical transport and services; (v) selecting preferred technologies; and (vi) conducting network security audits and planning.

         NETWORK DESIGN. Network design includes services that assist in the design of physical, logical and operational information infrastructures. These services involve detailing the network specifications and implementation tactics necessary to achieve clients' business objectives. To accomplish this task, we generate a set of work papers that identify the specific technologies to be used and the manner in which such technologies will be configured and implemented. These work papers also provide an analysis of the manner in which new technology will be integrated with the client's existing hardware and software and the manner in which such integrated components will be managed on an ongoing basis. Examples of the network design services we offer include: (i) life-cycle planning, (ii) developing future technology integration plans, (iii) defining functional requirements, (iv) developing multi-vendor integration plans, (v) preparing technical design documentation, (vi) developing engineering specifications and documents, (vii) preparing specifications in connection with requests for proposals or other make/buy criteria and (viii) providing detailed component purchasing lists.

         NETWORK IMPLEMENTATION. Network implementation includes high value-added network services such as IP addressing and router configuration, as well as traditional system integrator functions such as hardware and software installation and procurement. To serve our clients' networking needs, we maintain affiliations and reseller arrangements with leading hardware and software vendors, including Hewlett Packard Co., COMPAQ, Novell, Cisco Systems and a variety of distributors. We customize implementation plans for each client, which may include the following activities: (i) project management; (ii) installing the cabling infrastructure to support network services; (iii) integrating new hardware and software products and systems; (iv) building network operations and management centers; (v) re-configuring and upgrading network elements, systems and facilities; and (vi) implementing installation documentation, conformance testing and compliance certification.

         NETWORK OPERATIONS. Network operations includes ongoing tasks necessary to keep the client's network fully operational. We provide network operations services to a range of clients, including those with client/server networks running both Internet (TCP/IP) and workgroup (Novell and Microsoft) protocols intermingled with existing networks. We perform specific operation activities in accordance with individual client requirements only after analyzing the client's existing operating practices. Examples of the network operation activities we offer include: (i) network administration, including management of user accounts, service levels and client administrative practices; (ii) network utilization analysis, involving ongoing measurement of network activity against established network baselines; (iii) ongoing management of documentation, including physical assets, policies and procedures; (iv) network trouble shooting, involving fault detection, isolation, repair and restoration; (v) alarm management, including setting alarm levels, cross-correlation, problem diagnosis and dispatch of service resources; (vi) network backup, including design and supervision of backup processes and policies and exercise of disaster recovery procedures; and (vii) routine moves, additions and changes to network elements, infrastructure and services.

         NETWORK OPTIMIZATION. Network optimization involves maximizing a client's rate of return on network investments through such means as reduction of operating costs and increases in network utilization. Optimization is closely related to each of the other phases of network development. Optimization services may be long term in nature, address issues such as cost containment and utilization and are often designed to optimize local area network infrastructures. The network optimization services we offer can also be packaged as discrete projects, designed to present alternatives for optimization of workgroup, departmental, building or campus network investments. Additionally, we can provide assistance to clients in optimizing "logical" networks, by addressing a protocol, service or application operating in the larger context of the client's network. Examples of the network optimization services we offer include: (i) recommendations for efficient allocation of bandwidth; (ii) network traffic analysis, identification of bottlenecks and recommendations for change;
(iii) network process re-engineering; and (iv) knowledge transfer to client operations personnel on topics such as basic practices, or operations of network management tools and stations.

         INFORMATION TECHNOLOGY (IT) CONSULTING AND TRAINING

         CONSULTING. Consulting services are provided to businesses and organizations seeking information, guidance and staffing in order to effectively analyze and utilize computer networks, the Internet and other information technology prior to the time such businesses make investments of capital, time and/or personnel. The consulting services we provide are closely related to network optimization and include: (i) desktop and other network server support;
(ii) software upgrades and support, (iii) merger and acquisitions technology integration services, (iv) security audits and protocol recommendations, (ii) disaster recovery plan audit and protocol recommendations, (v) network cost audits and (vi) strategic plan development.

         TRAINING. Training services we offer include (i) one- on-one Internet training for executives and (ii) group training for non-computer professionals.

         We are a Microsoft Certified Technical Education Center or "CTEC." CTECs are training centers authorized by Microsoft to offer instructor-led classes, Web-based training and self-study programs to computer professionals on our technical networking and development products. A CTEC must use Microsoft Official Curriculum and Microsoft Certified Trainers to provide education to our customers. The courses a CTEC teaches prepare students to pass Microsoft Certification Tests to become Microsoft Certified System Engineers and Microsoft Certified Solution Developers. In our Huntsville, Alabama office, the Company has achieved Microsoft Partner Level status.

         WEB-SITE HOSTING

          Internet hosting is a multi-media Internet service that permits clients to have a continued presence on the Web directly through our high-speed servers and multi-homed Internet network. The hosting services we provide include virtual hosting and co-location. Virtual hosting allows a client's Web-site (which may be hosted on either a UNIX or NT server platform) to be connected to the Internet via our Network Operations Center ("NOC"). Co-location permits a client's Internet content to be hosted on a dedicated server located at our NOC, and we either own the server or it is leased to the client. Co-location eliminates or substantially reduces the capital investments a client would otherwise be required to make to purchase and manage necessary hardware, software and network operations and eliminates certain of the client's security concerns associated with connection of the client's private network(s) to a Web server.

INTERNET ACCESS SERVICES

         We provide a broad range of Internet access, including T-1, T-3 and digital subscriber line ("DSL") service, dedicated leased lines, dial-up services and hosting services.

         The Internet access options we offer to our clients include: (i) 56 Kbps, T-1 and T-3 service; (ii) integrated services digital networks (ISDN);
(iii) DSL; (iv) dedicated modems for SLIP/PPP access; and (v) dial-up accounts. Our high-speed, digital communications network provides business and consumer subscribers with direct access to the full range of Internet applications and resources.

         As discussed earlier, we are evaluating strategic alternatives with respect to the Internet Access Services segment of our business.

SALES AND MARKETING

         Our sales and marketing strategy is driven by our ability to offer our clients comprehensive e-Business and IT professional services, Web-site Hosting and Internet Access Services. Our marketing efforts are primarily focused on mid-sized businesses and organizations, and to a lesser extent, on small businesses and consumers. We utilize both direct selling and third-party channels for marketing our services.

         Our marketing efforts principally involve print, radio and direct mailing in areas within the geographic scope of our markets. We believe that the continued expansion of our print, radio and targeted direct mailings are important factors in our ability to continue to expand our business and compete effectively.

         We also generate sales leads through referrals from clients, responses to requests for proposals, referrals from other e-Business and IT professional service businesses and ISPs, our own Web-site and associated links and industry seminars and trade shows. Efforts in all of these areas will continue and will be increased in 2000. As a result of the continuing extension of services that we offer, we are able to offer our clients a wider range of solutions and capitalize on opportunities that we previously outsourced.

         We currently employ 27 full-time sales people. We believe that the technical knowledge of our executive officers, programmers and network engineers enhances the efforts of our sales staff and allows us to develop sales proposals meeting the specific needs and budgets of our prospective clients. In conjunction with recent increases in our sales and marketing staff, a training effort has been undertaken to ensure that all new sales and marketing employees, as well as current ones, are fully knowledgeable of the complete spectrum of services we offer.

CLIENTS

         Our client base consists primarily of businesses and organizations with e-Business and IT professional services, Web-site hosting, and Internet access needs. We intend to expand our client base in all of our business segments through internal growth as well as through acquisitions to lessen our dependence on any one particular client or group of clients.

         We are dependent on a limited number of clients for a substantial portion of our revenues. For the years ended December 31, 1998 and 1999, our largest client, Aetna, accounted for approximately 23% and 15%, respectively, of our revenues. Revenues derived from our consulting contracts are generally non-recurring in nature. Our contract with Aetna provides that we render services pursuant to purchase orders, each of which constitutes a separate contractual commitment by Aetna. Non-renewal or termination of our contract with Aetna or the failure by Aetna to issue additional purchase orders to us under the existing contract would have a material adverse effect on us. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained, that we will be able to retain existing clients or attract new clients or that we will not remain largely dependent on a limited client base which may continue to account for a substantial portion of our revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Aetna; Non-Recurring Revenue."

COMPETITION

         The markets for our services are highly competitive. With limited barriers to entry we believe the competitive landscape will continue to grow both from new entrants to the market as well as from existing players, such as ISPs, expanding the breadth of their services.

         We believe that competition in the Web-site hosting and Internet access market is primarily based upon quality of service, range of services, technical support and experience.

         We believe that competition in the e-Business and IT professional services market is based upon the following factors:

        --      Flexibility and willingness to adapt to client needs
        --      Responsiveness to client demands
        --      Number and availability of qualified engineers and programmers
        --      Project management capability
        --      Breadth of service offerings
        --      Technical expertise
        --      Size and reputation
        --      Brand recognition and geographic presence
        --      Price

         Traditional professional services firms (e.g., management consultants), traditional IT service providers and advertising firms, have created divisions within their organizations that focus on the e-Business needs of their clients. Many of these service providers, however, do not provide the breadth of services needed to offer comprehensive, integrated e-Business solutions and services. Management consulting firms focus on overall business strategies and the remodeling of business processes for use in an Internet environment. The more traditional IT service providers are focused on systems integration and the development and implementation of enterprise software applications. Advertising agencies and pure Web design shops have focused on the marketing and creative development of services, but typically lack deep technical capabilities and the ability to provide complete, integrated solutions.

         We compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, including (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial ISPs; (iii) established on-line services companies; (iv) computer hardware and software and other technology companies; (v) national long-distance carriers, regional telephone companies, and cable operators; and (vi) major accounting firms. Many of our competitors have announced plans to expand their service offerings and increase their focus on the e-Business and IT professional services market. As a result, competition is expected to intensify for highly skilled network engineers, programmers and technicians.

         As a result of increased competition, we also expects to encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of our services. There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the number of clients, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that continuing consolidation in the e-Business and IT professional services market could result in increased price and other competition in the industry. Increased price or other competition could make it difficult for us to gain additional clients and subscribers and could have a material adverse effect on us. There can be no assurance that we will be able to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Competition."

EMPLOYEES

         As of March 24, 2000, we had 320 full-time employees, including 7 executive officers, 224 programmers, network engineers and technicians, 27 persons devoted exclusively to providing technical support to clients, 27 persons dedicated to sales and marketing activities and 35 administrative personnel, and 5 part-time employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We believe that our employee relations are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Retaining Key Personnel."

         To maximize the utilization of our resources and evaluate the skills and knowledge of certain prospective employees, we routinely hire temporary personnel to satisfy increased demand for personnel in connection with the commencement of new projects.

ITEM 2.       DESCRIPTION OF PROPERTY

         We serve our clients through our corporate headquarters and Network Operations Center ("NOC"), each located in Cedar Knolls, New Jersey, and our regional offices located in New Jersey, New York, North Carolina, Virginia and Alabama, as well as our network of seven physical POPs.

         At December 31, 1999, we did not own any real property and conducted our operations at the following leased premises:

                                                                                      Approximate
                                                                      Approximate       Annual
                                                                        Square         Leased
Location                            Description of Facility             Footage         Cost        Lease Term
--------                            -----------------------             -------       -----------   -----------

2 Ridgedale Ave.                    Corporate headquarters,               9,830        $155,000    5/01/97-3/31/03
Suite 350                           sales, technical support,
Cedar Knolls, NJ 07927              NOC customer support,
                                    administration

Two Greentree Centre                Sales, customer support,              6,715        $110,000    12/20/98-12/31/03
Suite 120                           programming
Marlton, NJ 08053

446 Highway 35                      Sales, customer support,               6000         $98,000    9/1/99-8/31/04
Eatontown, NJ 07724                 programming and network
                                    services

4920 C. Corporate Dr.               Sales, customer support,              2,435         $27,000    month to month
Huntsville, AL 35805                training facility

116 John Street                     Sales, customer support,              2,518         $53,000    12/1/99-11/30/02
Suite 620                           programming and network
New York, NY 10038                  services

5030 Bradford Dr.                   Sales, customer support,             11,784        $182,000    01/1/00-11/31/04
 Huntsville, AL 35805               programming and network
                                    services

114 Castle Drive                    Storage Space                         2,000         $33,000    11/1/99-10/31/00
Madison, AL 35758

1810 Second Loop Rd                 Sales, customer support,              1,000          $9,600    10/1/99-09/30/01
Suite 10                            Internet access services
Florence, SC 29501

4924 Main Street                    Sales, customer support,              2,000         $24,000    3/1/99-2/28/02
Shallotte, NC 28459                 Internet access services

739 Thimble Shoals                  Sales, customer support,              1,355         $14,000    5/1/99-4/30/02
Suite 405                           Internet access services
Newport News, VA 23606



         We believe that all of our leased premises are in generally good condition, are well maintained and are adequate for our current operations.

         In addition to our office space, we currently lease the sites at which our physical POPs are located. We believe that we would be readily able to locate other space in which to house our corporate headquarters and NOC, regional offices and our physical POPs if any leased space currently being utilized were to become unavailable.

ITEM 3.       LEGAL PROCEEDINGS

         There is no pending legal proceeding to which we are a party which we believe is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the NASDAQ SmallCap Market System under the symbol "IBSX." The following table indicates high and low sales quotations for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                          1998                       HIGH                 LOW
                          ----                       ----                 ---
                      First Quarter                   ---                 ---
                      Second Quarter(1)              $9.00               $8.00
                      Third Quarter                  $8.75               $3.25
                      Fourth Quarter                 $9.00               $4.00


                           1999                       HIGH                LOW
                           ----                       ----                ---
                      First Quarter                  $21.25              $8.13
                      Second Quarter                 $24.50             $19.13
                      Third Quarter                  $25.38             $19.25
                      Fourth Quarter                 $21.38              $9.50

---------------------
(1) Trading in our common stock on the NASDAQ SmallCap Market System began on May 18, 1998


         The number of holders of record of our common stock on March 24, 2000 was 111.

         There were no dividends or other distributions made by the Company during the fiscal year ended December 31, 1999 with respect to our common stock. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

         Pursuant to the terms of the acquisition agreement dated as of January 31, 1998, related to our acquisition of Entelechy, Inc., on May 4, 1999 we issued 68,404 shares of our common stock to the former owners of Entelechy. This release of common stock was exempt from registration under the Securities Act pursuant to Section 4(2).

         Pursuant to the terms of the Membership Interest Purchase Agreement dated as of September 24, 1998 related to our acquisition of DesignFX, in June 1999, we issued 3,200 shares of our common stock to a former owner of DesignFX. This issuance of common stock was exempt from registration under the Securities Act pursuant to Section 4(2).

         Pursuant to the terms of the Membership Interest Acquisition Agreement dated as of December 10, 1998 related to our acquisition of Halo, in December 1999 we issued 21,923 shares of our common stock to the former owners of Halo. This issuance of common stock was exempt from registration under the Securities Act pursuant to Section 4(2).

         In September 1999, in connection with the exercise of options to purchase shares of common stock, we issued 10,000 shares of common stock to one of our directors for an aggregate of $60,000. The issuance was exempt from registration under the Act, pursuant to Section 4(2) of the Act.

         In March, July and October 1999, we issued an aggregate of 48,872 shares of our common stock to holders of certain warrants upon the exercise of such warrants for an aggregate of $173,000. The issuances were exempt from registration under the Act, pursuant to Section 3(b) and Regulation D promulgated thereunder.

         In September and October 1999, we sold approximately $600,000 of the 1999 Debentures. The 1999 Debentures accrued interest at the rate of 12% per annum and were due in full in October 2001. The 1999 Debentures were convertible at our option into common stock at a price equal to the price per share we received in a subsequent equity offering of greater than $3,000,000. In addition, upon conversion, holders of 1999 Debentures were entitled to receive 13,680 warrants to purchase common stock at $12.50 per share upon conversion. The 1999 Debentures were converted in December 1999. We recognized a non-cash charge of $43,000 on the warrants' fair market value upon conversion of the 1999 Debentures in December 1999. The issuance of the 1999 Debentures and of the common stock upon conversion of the 1999 Debentures was exempt from registration under the Act, pursuant to Section 3(b) and Regulation D promulgated thereunder.

         On October 29, 1999, we entered into a consulting agreement with EBI Securities, Inc. ("EBI"), in which we agreed to issue to EBI: (a) warrants to purchase 50,000 shares of common stock at an exercise price of $10.25 per share and (b) warrants to purchase 50,000 shares of common stock at an exercise price of $11.25 per share upon the closing of certain mergers or acquisitions to be identified (collectively, the "EBI Warrants). We will realize a non-cash charge to operations for the fair value of these warrants when the EBI Warrants are earned and issued. The period(s) over which such charges will be recognized will be determined based upon the nature of the merger or acquisition involved, if any (that is whether the merger is accounted for as a purchase or a pooling of interests). The issuance of the EBI Warrants to EBI was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

         In connection with our October Private Placement, we issued 480,000 shares of common stock and warrants to purchase 120,000 shares of our common stock at an exercise price of $12.50 per share. The issuance was exempt from registration under the Securities Act pursuant to Section 3(b) and Regulation D promulgated thereunder.

         In connection with our December Private Placement, we issued 100,000 shares of common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $12.50 per share. The issuance was exempt from registration under the Securities Act pursuant to Section 3(b) and Regulation D promulgated thereunder.

         In connection with our December Private Placement, we issued to LaSalle Street Securities Corp. ("LaSalle") a five-year warrant to purchase 8,000 shares of our common stock at $12.50 per share as partial payment for LaSalle's services as a placement agent. The issuance was exempt from registration under the Securities Act pursuant to Section 3(b) and Regulation D promulgated thereunder.

         In connection with the conversion of the 1999 Debentures, we issued five-year warrants to purchase 13,680 shares of our common stock at an exercise price of $12.50 per share. The issuance of the warrants was exempt from registration under the Act, pursuant to Section 3(b) and Regulation D promulgated thereunder.

         On May 14, 1998, our registration statement on Form SB-2, as amended (file number 333-47741) (the "Registration Statement"), relating to our IPO was declared effective by the SEC. In connection with the IPO, we registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option, at an initial public offering price of $6.00 per share, resulting in proceeds to us (net of underwriting discounts, commissions and other expenses payable by us) in the aggregate approximate amount of $6,642,000. Additionally, we registered 120,000 shares of common stock underlying warrants to purchase common stock sold by us to the underwriter for $100. The warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

         From the effective date of the Registration Statement through December 31, 1999, we have applied an aggregate of $854,000 of the net proceeds of the IPO for the full repayment of certain indebtedness; $665,000 towards the purchase of equipment; $1,689,000 towards the purchase of assets of, or the outright acquisition of, companies; $1,260,000 towards sales and marketing; and $2,174,000 towards general administrative expenses. We believe that none of the proceeds used were paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. We believe that we have used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998. All net proceeds of the IPO in the amount of $6,642,000 have been used.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO SUCH STATEMENTS APPEARING ELSEWHERE HEREIN.

OVERVIEW

         We provide a broad range of e-Business and IT professional services, including computer networking, programming and applications development and consulting services and Web-site hosting services (our "Professional Services and Web-Site Hosting" business segment) primarily to mid-size businesses and public sector institutions and Internet access services (our "Internet Access Services" business segment) to consumer and business customers. Our revenues are derived principally from fees earned in connection with the performance of Professional Services and Web-Site Hosting services and fees from Internet Access Services subscribers and customers.

         We commenced operations in June 1995 as an ISP offering Web-site hosting services. Since April 1996, we have acquired Interactive, Mordor, AllNet, Entelechy, JDT WebwerX LLC, DesignFX, MBS, Halo, Mainsite, Renaissance, EZ-Net, ADViCOM, Spectrum, Millenium, Realshare, Planet Access, Spencer, Jaguar and Florence. We began to provide e-Business and IT professional services in April 1996 and have increasingly emphasized such services.

         We are currently evaluating strategic alternatives and options relating to our Internet Access Services business, which may include the possible sale of all or a portion of our remaining Internet Access Services business. At March 24, 2000, our Internet Access Services business consists of over 16,000 dial-up subscribers, 250 digital subscriber line accounts, and 47 dedicated line accounts. In the fourth quarter of 1999, we consummated the sale of our Internet Access Services assets in Alabama. The sale of these assets resulted in a loss of $350,000 which is reflected in our results of operations for the year ended December 31,1999. Total assets, revenues, and operating losses of the Internet Access Services segment as of and for the years ended December 31, 1998 and 1999 are as follows:

 -------------------------- ---------------- ----------------
                                   1998             1999
                                   ----             ----
 --------------------------  -------------  ----------------
 Total Assets..............       $84,000      $4,301,000
 --------------------------  ------------   ----------------
 Revenues...................   $1,301,000      $4,068,000
 --------------------------  -------------  ----------------
 Operating Losses...........   ($269,000)      ($943,000)
 --------------------------  -------------  ----------------

--------------------------------------------------------------------------------

         No assurances can be given that if our remaining Internet Access Services assets are sold that the transaction(s) will not result in a loss, since the ultimate proceeds are subject to a number of uncertainties that management is unable to predict with a high degree of certainty at this time. Such uncertainties include, but are not limited to: future market conditions and the availability of buyer(s) willing to purchase the assets on terms acceptable to us.

         Our Professional Services and Web-Site Hosting business segment generally produces higher profit margins than our Internet Access Services business segment. For the year ended December 31, 1999, Professional Services and Web-Site Hosting accounted for approximately 78% of our revenues and Internet Access Services accounted for approximately 22% of our revenues as compared to 91% and 9%, respectively, for the year ended December 31, 1998.

         We expect that operating expenses will increase significantly in 2000 in connection with expansion activities that we anticipate undertaking, including those related to: increased marketing and sales activities, potential acquisitions of e-Business professional services firms and amortization of intangibles related to acquisitions. Accordingly, our future profitability will depend on corresponding increases in revenues from operations. Our projected expense levels are based on our expectations concerning future revenues. Any decline in demand for our services or increases in expenses that are not offset by corresponding increases in revenue could have a material adverse effect on us.

         We expect to incur charges of approximately $197,000 and $17,000 related to the acquisition of Entelechy in the years ending December 31, 2000 and 2001; and charges of approximately $94,000, $94,000 and $28,000 in the years ended December 31, 2000, 2001 and 2002, respectively, in connection with restricted stock grants to an executive officer. The value of the restricted stock grants will be expensed ratably over the respective periods that the stock is earned.

         We anticipate that growth in our business will increase operating costs and will require the Company to hire additional network engineers, programmers and technical personnel. At March 24, 2000, the Company had 320 full-time employees, which includes 90 employees of digital fusion, Inc. who joined us upon our merger with digital fusion, Inc. (see "Management's Discussion & Analysis--Recent Events"). We have entered into employment agreements with 33 of our employees, including our executive officers, which provide for aggregate payments of $4,060,000 through and including the year ending December 31, 2003.

1999 ACQUISITIONS

PURCHASES

         On January 29, 1999, we acquired substantially all of the assets of Mainsite Communications, Inc. ("Mainsite"), for approximately $53,000 in cash and the assumption of certain liabilities. Mainsite is an Internet Service Provider based in Bridgeport, New Jersey.

         On February 22, 1999, we acquired substantially all of the assets of the Renaissance Internet Services division ("Renaissance") of PIVC, LLC, for approximately $365,000 in cash, a one-year promissory note of $228,000 and 44,046 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. Renaissance is an ISP based in Huntsville, Alabama. Renaissance was sold in October 1999 as part of the sale of our Alabama Internet Access Services assets.

         On March 1, 1999, we acquired substantially all of the assets of EZ Net, Inc. ("EZ Net"), in exchange for $300,000 in cash, 33,289 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. EZ Net is an ISP based in Yorktown, Virginia.

         On March 25, 1999, we acquired substantially all of the assets of the ADViCOM division ("ADViCOM") of Multitronics, Inc., for approximately $118,000 in cash, 4,424 shares of common stock, subject to certain adjustments, and the assumption of certain liabilities. ADViCOM is an ISP based in Huntsville, Alabama. ADViCOM was sold in October 1999 as part of the sale of our Alabama Internet Access assets.

         On April 30, 1999, we acquired all of the issued and outstanding capital stock of Realshare, Inc. ("Realshare"), for approximately 6,000 shares of common stock, subject to certain adjustments. Realshare is a Cherry Hill, New Jersey-based Web-site design and programming company.

         On April 30, 1999, we acquired all of the issued and outstanding capital stock of Millennium Computer Applications, Inc. ("Millennium"), in a merger transaction, for approximately $200,000 in cash and 19,673 shares of common stock, subject to certain adjustments. Millennium is an ISP based in Shallotte, North Carolina.

         On May 7, 1999, we acquired substantially all of the consumer dial-up and ISDN accounts and related computer equipment of Planet Access, Inc. ("Planet Access"), for approximately $380,000 in cash, 19,114 shares of common stock, subject to certain adjustments and the assumption of certain liabilities. Planet Access is a Stanhope, New Jersey-based ISP.

         On July 30, 1999, we acquired all of the issued and outstanding capital stock of Jaguar Systems, Inc. ("Jaguar"), in a merger, for approximately $131,000 in cash payable in 12 substantially equal monthly installments and 44,965 shares of common stock, subject to adjustments. Jaguar is a Salem, New Jersey-based Internet Service Provider.

         On August 26, 1999, we acquired substantially all of the assets of Florence Business Net ("Florence"), for approximately $68,750 in cash, 3,145 shares of our common stock, subject to adjustments, and the assumption of certain liabilities. Florence is a Florence, South Carolina-based ISP.

         All of these business combinations have been accounted for as purchases. The ultimate values ascribed to the purchases are subject to certain adjustments between the parties. Each acquisition does not represent a significant subsidiary. Accordingly, condensed and pro forma financial information is not presented.

POOLINGS OF INTERESTS

         On March 31, 1999, we completed the acquisition of Spectrum that provided for the exchange of all of the outstanding stock of Spectrum for 145,456 shares of our common stock.

         On June 30, 1999, we completed the acquisition of Spencer that provided for the exchange of all of the outstanding stock of Spencer for 260,005 shares of common stock.

         As required by this method of accounting, financial statements (and amounts included in Management's Discussion and Analysis and Results of Operations) contained in our Form 10-KSB for the year ended December 31, 1998 were restated and filed with the SEC in a Form 8-K dated December 20, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of our revenues represented by certain items reflected in our consolidated statement of operations data:

----------------------------------------------- --------------------------------
                                                   YEARS ENDED DECEMBER 31,
----------------------------------------------- --------------------------------
                                                     1998                1999
                                                     ----                ----
-----------------------------------------------   -----------        -----------
Revenues.......................................       100%               100%
-----------------------------------------------   -----------        -----------
Cost of services...............................        67                 69
-----------------------------------------------   -----------        -----------
Gross Profit...................................        33                 31
-----------------------------------------------   -----------        -----------
Selling, general and administrative expense....        32                 56
-----------------------------------------------   -----------        -----------
Amortization expense...........................         1                  3
-----------------------------------------------   -----------        -----------
Non-cash compensation expenses.................         2                  2
-----------------------------------------------   -----------        -----------
Merger expenses................................         1                  1
-----------------------------------------------   -----------        -----------
Operating loss.................................        (3)               (31)
-----------------------------------------------   -----------        -----------
Interest and other expenses....................        (1)                 2
-----------------------------------------------   -----------        -----------
Loss before income taxes.......................        (2)               (33)
-----------------------------------------------   -----------        -----------
Income tax provision...........................          -                  -
-----------------------------------------------   -----------        -----------
Net loss.......................................        (2)               (33)
-----------------------------------------------   -----------        -----------


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999


         REVENUES. Revenues increased by $3,561,000, or 23%, from $15,213,000 for the year ended December 31, 1998, to $18,774,000 for the year ended December 31, 1999. Professional Services and Web-Site Hosting revenues increased by $794,000, or 6%, from $13,912,000 in 1998 to $14,706,000 in 1999. Internet
Access Services revenues increased by $2,767,000 or 213% from $1,301,000 in 1998 to $4,068,000 in 1999.

         The increase in Professional Services and Web-Site Hosting revenues was due to increases in networking service revenues and programming service revenues offset by decreases in consulting service revenues. The increase in Internet Access Services revenues was due to the acquisition of several ISPs throughout 1999.

         COST OF SERVICES. Cost of services for Professional Services and Web-Site Hosting consists primarily of expenses relating to cost of equipment and applications sold to clients, salaries and expenses of engineering, programming and technical personnel, equipment costs for Web-site hosting and fees paid to outside consultants engaged for client projects. Cost of services for Internet Access Services consists of personnel and equipment expenses relating to the operation of the network and costs associated with monitoring network traffic and quality. Cost of services increased by $2,796,000, or 27%, from $10,207,000 for 1998 to $13,003,000 for 1999. Growth in our direct payroll expense accounted for $688,000, or 7%, of the increase in total cost of services. Professional Services and Web-Site Hosting cost of services increased by $769,000 or 9% from $8,907,000 in 1998 to $9,676,000 in 1999. Internet Access
Services cost of services increased by $1,872,000 or 144% from $1,300,000 in 1998 to $3,172,000 in 1999.

         The increase in Professional Services and Web-Site Hosting cost of services was primarily due to direct payroll costs associated with the growth of the business. The increase in Internet Access Services cost of services was due to direct payroll and network and equipment cost increases arising from 1999 acquisitions of several ISPs.

         GROSS PROFIT. Our gross profit was $5,006,000 or 33% of revenues in 1998 and $5,771,000 or 31% of revenues in 1999. The decrease in gross profit as a percentage of sales was due to the increase in lower margin revenues associated with the Internet Access Services business. Professional Services and Web-Site Hosting gross profit increased by $25,000, or 1%, from $5,005,000 in 1998 to $5,030,000 in 1999. Internet Access Services gross profit increased by $1,000 from $895,000 in 1998 to $896,000 in 1999.

         The decrease in Professional Services and Web-Site Hosting gross profit was primarily due to increased direct payroll costs associated with the growth of the business. The increase in Internet Access Services gross profit was due to the 1999 acquisition of several ISPs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance and sales and marketing personnel, administrative personnel, as well as professional fees and other costs connected with the administration of the Company. Selling, general and administrative expenses increased by $5,640,000, or 115%, from $4,905,000 in 1998 to $10,545,000 for 1999. Such increase was primarily attributable to the Company's expanded promotional and marketing activities, the hiring of additional marketing and sales personnel, the hiring of additional administrative personnel to support the increase in our professional staff and client base, and additional administrative and professional costs associated with operating as a public company.

         Professional Services and Web-Site Hosting selling, general and administrative expenses increased by $1,182,000, or 29%, from $4,146,000 in 1998 to $5,328,000 in 1999. Internet Access Services selling, general and administrative expenses increased by $1,292,000, or 515%, from $251,000 in 1998 to $1,543,000 in 1999. The increase in Professional Services and Web-Site Hosting selling, general and administrative expenses was due to the hiring of additional marketing and sales personnel, and expanded promotional and selling activities. The increase in Internet Access Services selling, general and administrative expenses was due to increased salaries, adverstising, and overhead costs associated with the businesses acquired in 1999. Corporate selling, general and administrative expenses increased by $3,166,000 or 623% from $508,000 in 1998 to $3,674,000 in 1999. The increase in Corporate selling, general and administrative expenses was due to increased professional fees associated with operating as a public company for seven additional months during 1999 as compared to 1998, and increased overhead costs associated with the Company's growth.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $341,000, from $173,000 for 1998 to $514,000 for 1999. This increase is primarily attributable to the amortization of intangible assets (customer lists and goodwill), related to the ISP acquisitions throughout 1999. Amortization expense will significantly increase in future periods as a result of the Company's March 2000 acquisition of digital fusion, inc. (See "Recent Events")

         NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense increased from $290,000 in 1998 to $332,000 in 1999. This increase was due primarily to additional grants and the related timing of restricted stock to an executive officer. We expect charges of $94,000, $94,000, and $28,000 in the years ending December 31, 2000, 2001 and 2002 for such grants. We expect to incur charges of approximately $197,000 and $17,000 in the years ending December 31, 2000 and 2001, respectively, in connection with the issuance of certain shares of common stock to the former Entelechy stockholders.

         MERGER RELATED EXPENSES. During 1999 we incurred charges of $232,000 for fees and costs associated with the acquisitions of Halo, Spectrum and Spencer. During 1998 we incurred charges of $109,000 for fees and costs associated with the acquisition of DesignFX and a lesser portion of expenses related to Halo. Such amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

         INTEREST EXPENSE. Interest expense consists of interest on indebtedness and capital leases and financing charges incurred in connection with financing efforts. Excluding the nonrecurring interest charges of $35,000 in 1998 and $43,000 in 1999 associated with the amortization of warrants granted to debt holders, interest expense was $94,000 and $38,000, respectively, for 1998 and 1999. This decrease is due to debt repayments totaling $558,000 in 1998 with proceeds from our IPO and declines in overall borrowings. Interest expense is expected to increase substantially in the future as a result of our assumption of approximately $4.2 million of indebtedness in connection with our acquisition of digital fusion, inc. (See, "Recent Events").

         INTEREST INCOME. Interest income decreased from $185,000 in 1998 to $116,000 in 1999 due to a decrease in our cash position in 1999 relative to 1998, as a result of the timing of our IPO in May 1998 and our private placement financings in October and December 1999. We have invested proceeds from the 1999 private placements in money market funds and overnight deposits.

         LOSS ON DISPOSAL OF ASSETS. The loss on disposal of assets in 1999 of $350,000 was related to the sale of our Alabama Internet Access Services business.

         OTHER (INCOME) EXPENSE, NET. Other expenses of $26,000 in 1999 are comprised of miscellaneous items.

         NET LOSS. As a result of the foregoing, we recognized a net loss of $6,238,000 for the year ended December 31, 1999 compared to a net loss of $366,000 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On May 14, 1998, the registration statement relating to our IPO was declared effective by the SEC. In connection with the IPO, we registered, issued and sold 1,380,000 shares of common stock, including 180,000 shares of common stock issued in connection with the exercise in full of the underwriter's over-allotment option, at an IPO price of $6.00 per share resulting in proceeds to us (net of underwriting discount, commissions and other expenses payable by us) in the aggregate approximate amount of $6,642,000. Additionally, we registered 120,000 shares of common stock underlying warrants to purchase common stock we sold to the underwriter for $100. The warrants are exercisable for a four-year period that commenced on May 14, 1999 at a price of $8.10 per share.

         From the effective date of the Registration Statement through December 31, 1999, we applied an aggregate of $854,000 of the net proceeds of the IPO for the full repayment of certain indebtedness; $665,000 towards the purchase of equipment; $1,689,000 towards the purchase of assets of, or the outright acquisition of, companies; $1,260,000 towards sales and marketing; and $2,174,000 towards general administrative expenses. We believe that none of the proceeds used were paid, directly or indirectly, to (i) directors or officers of the Company or their affiliates, (ii) persons owning ten percent or more of the common stock or (iii) affiliates of the Company. We believe that we have used the net proceeds of the Offering in a manner consistent with the use of proceeds described in the Registration Statement and the Prospectus dated May 14, 1998. All net proceeds of the IPO in the amount of $6,642,000 have been used.

         Subsequent to the IPO, our primary operating cash requirements have been to fund expenses in connection with providing Professional Services and Web-site Hosting to clients and Internet Access Services to subscribers and customers. We have historically satisfied our working capital requirements principally through the issuance of debt and equity securities. At December 31, 1999, we had working capital of $6,294,000, compared to working capital of $7,011,000 at December 31, 1998.

         In September and October 1999, we raised $600,000 through the sale of our 1999 Debentures. Pursuant to the terms of the 1999 Debentures, in December 1999 $600,000 of the 1999 Debentures were converted at our option into 60,000 shares of common stock and five year warrants to purchase an additional 15,000 shares of common stock at $12.50. In addition, the holders of the 1999 Debentures received warrants to purchase another 13,680 shares of common stock at $12.50.

         In December 1999, we received net proceeds of $4,697,500 in the October Private Placement of units. Each unit was offered at a price of $50,000 and consisted of 5,000 shares of common stock and five-year warrants to purchase 2,500 shares of common stock at a price of $12.50 per share. We converted all $600,000 of our 1999 Debentures into 12 units of the October Private Placement. Holders of the 1999 Debentures also received warrants to purchase an additional 13,680 shares of common stock at a price per share of $12.50. We recognized a non-cash charge on the amortization of the warrants' fair values upon conversion of the 1999 Debentures.

         In December 1999, we received net proceeds of $940,000 in the December Private Placement of units having the same terms as the October units. In connection with the December Private Placement, we issued five-year warrants to purchase 8,000 shares of common stock at an exercise price of $12.50 to LaSalle St. Securities, LLC as partial payment for its services as a placement agent.

         In February 2000, we commenced a $9.9 million private placement consisting of units of common stock and warrants (the "2000 Private Placement"). Each unit is offered at a price of $110,000 and consists of 10,000 shares of common stock and three-year warrants to purchase 2,500 shares of common stock at a price of $13.75 per share. Through March 24, 2000, we have received $2,068,000 in net proceeds from the 2000 Private Placement. No assurances can be given that we will be able to successfully raise any or all of the balance of the 2000 Private Placement.

         The year to year decrease in operating cash flow arose from losses from operations (net loss of $366,000 in 1998 compared to $6,238,000 in 1999), increases in accounts receivable of $1,517,000 and decreases in accrued expenses and accounts payable of $1,094,000. These amounts were offset in part by increases in non-cash charges of $1,238,000.

         Net cash used in investing activities was $867,000 and $1,299,000 in 1998 and 1999, respectively. The increase in capital expenditures was due principally to enhancements in our NOC, as well as upgrading and enhancing the capabilities of the Internet Access Services businesses. Cash used in asset acquisitions, principally ISP businesses, totaled $1,857,000 compared to $116,000 in 1998. The sale of the Internet Access Service businesses based in Alabama provided $835,000 of cash in 1999.

         Financing activities provided cash and cash equivalents of $5,711,000 in 1998 compared to $5,552,000 in 1999. In 1998, our IPO net proceeds totaled $6,667,000 and payments on existing indebtedness amounted to $731,000. Net proceeds from our 1999 Private Placements and Convertible Debt Offering totaled $5,026,000 and $600,000, respectively, and the exercise of warrants provided $658,000 of cash. Distributions to owners of Spencer and Spectrum totaled $329,000 in 1999.

         At December 31, 1999, we had obligations pursuant to capital lease obligations in the aggregate amount of $21,000. These capital lease obligations are secured by the personal guarantees of Messrs. Loglisci, Frederick and Altieri and, in addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

         In May 1998, we secured equipment lines of credit from three equipment vendors, each in the amount of $500,000. There were no borrowings outstanding under these lines of credit at December 31, 1999.

         In June 1998, we obtained a $1.5 million line of credit from a bank. The line of credit was for a one-year period ending July 1, 1999 and was extended through September 30,1999 at which point it was fully paid down and terminated. As of December 31, 1999, we had no available line of credit.

         Our working capital at December 31, 1999 was $6,294,000. We believe that operating cash flow generated through existing customers, new business activities and cost reduction efforts, current cash and cash equivalents and working capital levels, and the expected proceeds from the 2000 Private Placement will be sufficient to fund operating cash flow needs, debt principal payment obligations, capital expenditures and acquisitions for a period of twelve months. Our current estimate of capital expenditures for the year ending December 31, 2000 approximates $250,000. In the event that we are unsuccessful in raising the balance of the 2000 Private Placement, we will be required to re-examine our current business plans and seek alternative financing. No assurances can be given that alternative financing will be available on terms acceptable to us.

FLUCTUATIONS IN OPERATING RESULTS

         Our operating results may fluctuate significantly from period to period as a result of the length of our sales cycle, as well as from client budgeting cycles, the introduction of new products and services by competitors, the timing of expenditures, pricing changes in the industry, technical difficulties, and general economic conditions. Our business is generally subject to lengthy sales cycles that require us to make expenditures and use significant resources prior to receipt of corresponding revenues. Historically, our revenues have been higher in the fourth quarter as a result of client budgeting and expenditure cycles.

INFLATION

         Inflation has not had a significant impact on our results of operations.

YEAR 2000

         We did not experience any material business interruptions as a result of the Year 2000 issue. Our own hardware and software applications functioned well and we did not experience any problems with the software applications of any of the third parties upon whose systems we rely for our operations. We spent approximately $50,000 in connection with our Year 2000 compliance efforts that were expensed as incurred through 1999. We will continue to monitor our critical computer applications and those of our third party suppliers and vendors throughout the Year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

RECENT EVENTS

         On March 1, 2000, we acquired all of the capital stock of digital fusion, inc., an e-Business programming and consulting firm based in Tampa, Florida, for 975,000 shares of common stock and a $500,000 subordinated note paying interest of 6%. In addition, we issued options to purchase 470,000 shares of common stock at $10.49 per share to certain executives of digital fusion as an inducement to serve as employees of the Company. We also assumed bank debt of approximately $3.3 million (the "digital fusion Bank Debt") and a subordinated note of $827,500 accruing interest at 4.56% per annum. As of March 24, 2000 we were negotiating the terms of the repayment of the principal of the digital fusion Bank Debt. It is expected that the digital fusion Bank Debt will pay interest at the prime rate plus 2% and that the principal will have to be repaid by August 29, 2000. In addition, the digital fusion Bank Debt is expected to be secured by all of the assets of the Company. We expect to pay down the digital fusion Bank Debt through proceeds from our 2000 Private Placement if available.

         In February 2000, we commenced the 2000 Private Placement. Each unit is offered at a price of $110,000 and consists of 10,000 shares of common stock and three-year warrants to purchase 2,500 shares of common stock at a price of $13.75 per share. Through March 24, 2000, we had raised $2,068,000 in net proceeds through our 2000 Private Placement. No assurance can be given that we will be able to successfully raise any or all of the balance of the 2000 Private Placement.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE.

         LIMITED OPERATING HISTORY. We have only been in operation since 1995 and many of our services have only been offered since 1997 or later. In addition, we have only been a publicly reporting company since May 1998. Accordingly, we have a limited operating history on which you may evaluate us. You should consider the risks and difficulties frequently encountered by early stage companies in new, rapidly evolving and technology-dependent markets. If we fail to adequately address these risks, our business will be materially and adversely affected.

         PRIOR OPERATING LOSSES; LACK OF PROFITABILITY; FUTURE OPERATING RESULTS. We have recently experienced significant losses in our operations. We expect to continue to incur significant losses for the foreseeable future. For the year ended December 31, 1999 our operating loss was $6,238,000. We expect our expenses to increase as we seek to grow our business and as our business expands. We cannot assure you that our revenues will increase as a result of our increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain our profitability. We may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to operate our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

         DEPENDENCE ON AETNA; NON-RECURRING REVENUE. For the year ended December 31, 1999, our largest client, Aetna accounted for approximately 15% of our revenues. In December 1998, we entered into a contractual agreement with Aetna to provide certain IT professional services. Non-renewal or termination of our contract with Aetna would have a material adverse effect on us. Revenues derived from our consulting contracts are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from Aetna or any other client, that we will be able to retain existing clients or attract new clients or that we will not remain largely dependent on a limited client base, which may continue to account for a substantial portion of our revenues. In addition, we generally will be subject to delays in client funding; lengthy client review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in client policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses in the event of "fixed-price" contracts.

         Our revenues are difficult to forecast. We plan to significantly increase our operating expenses to increase the number of our sales, marketing and technical personnel to sell, provide and support our products and services. We may not be able to adjust our spending quickly enough to offset any unexpected revenue shortfall. In addition, at any given point in time, we may have significant accounts receivable balances with customers that expose us to credit risks if such customers are unable to settle such obligations. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business will be materially and adversely affected.

         EMERGING AND EVOLVING MARKETS. The markets for our services are relatively new and evolving, and therefore the ultimate level of demand for our services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development, networking services, IT consulting, Web-site hosting or Internet access services could materially adversely effect our business and prospects.

         UNCERTAINTY OF MARKET ACCEPTANCE. Our success is dependent on our ability to continually attract and retain new clients as well as to replace clients who have not renewed their contracts. Achieving significant market acceptance will require substantial efforts and expenditures on our part to create awareness of our services.

         LIMITED MARKETING, SERVICE AND SUPPORT CAPABILITIES. To effectively market and sell our services, we will need to expand our client service and support capabilities to satisfy increasingly sophisticated client requirements. We currently have limited marketing experience and limited marketing, service, client support and other resources, which may not be adequate to meet the needs of clients.

         COMPETITION. Competition for the e-Business and IT professional services and Web-hosting and Internet access services that we provide is significant, and we expect that competition will continue to intensify. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against such competitors, our business will be adversely affected. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than we have.

         Our competitors include international, national, regional and commercial ISPs, established on-line service providers, cable operators, specialized ISPs, regional Bell operating companies and national long-distance carriers such as:

     -- Performance Systems International, Earthlink, Mindspring, UUNet WorldCom, America Online, Bell Atlantic Corp., Bell South Corp., AT&T Corp., MCI WorldCom, Sprint Corp., Concentric Network Corporation, Exodus Communications, Inc., Globix Corporation, QWESTCommunications,

          Frontier GlobalCenter, GTE/BBN, DIGEX, Verio Inc., AboveNet, AirGate PCS, Cypress Communications, Darwin Networks, Teligent, Winstar Communications, ICG Communications. Network Access Solutions, Intermedia Communications, ITC DeltaCom, Knology Holdings, Triton PCS, and Z-Tel Technologies.

         Our competitors also include national, regional and local e-Business professional IT professional services firms, software development firms and major accounting firms such as:

     --   Andersen Consulting;  Cambridge  Technology Partners;  Electronic Data
          Systems Corporation; American Management Systems; IBM, Microsoft Corp.; Netplex Group, Inc.; Deloitte & Touche; Braun Consulting, Inc.; Diamond Technology Partners; eLoyalty; iXL Enterprises; Sapient Corporation; Zamba Solutions; Catalyst International; E3 Corporation; Modis Professional Services; Employease, Inc.; Great Plains, Inc.; MAPICS, Inc.; Planning Technologies, Inc.; Technology Solutions Company; Whittman-Hart Inc.; and Third Millenium Communications, Inc.

         Still other competitors who offer some of the services the Company offers may expand their capabilities to include a full suite of services. Companies in this arena include Applied Theory, US Interactive, Interliant, Appnet, Breakaway Solutions, and Internet Commerce Corporation.

         In addition, we also encounter competition from numerous other businesses that provide one or more similar goods or services, including numerous resellers of Internet-related hardware and software and Web-site development companies.

         Our competitors may respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may also devote greater resources than we can to the development, promotion and sale of their products and services. They may develop e-Business products and services that are superior to or have greater market acceptance than ours. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties.

         New competitors, including large computer hardware, software, professional services and other technology and telecommunications companies, may enter our markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. For example, telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services, significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from professional services, cost reductions or otherwise. In addition, Internet access and professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

         RAPID TECHNOLOGICAL CHANGE. The market for e-Business and IT professional services and web-site-hosting and Internet access services has only recently begun to develop and is rapidly evolving. Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, our business will be materially and adversely affected.

         DEPENDENCE ON OPERATIONS CENTER. Our success depends in large part upon the performance of our network operations center ("NOC") and our ability to expand our NOC as our customer base gets larger and the needs of our customers for Internet access, Web-site hosting and Web-site programming services become more demanding. If we are unsuccessful in providing a NOC with the necessary capabilities, our business will be materially and adversely affected. Our existing NOC relies entirely on third-party data communications and telecommunications providers. These include ISPs, such as UUNet Worldcom, Sprint, Winstar, ICI/Digex, CRL, Cox and Cable & Wireless, and long-distance and local carriers, such as Bell Atlantic, Bell South, MCI WorldCom, Sprint, Hyperion, ICI/Digex and KMC, to provide leased telecommunication lines on a cost-effective and continuous basis. These carriers are subject to price constraints, including tariff controls, that in the future may be relaxed or lifted. This could have a material and adverse effect on the costs of maintaining our NOC. In accordance with industry custom, we do not maintain agreements with these suppliers. Accordingly, we cannot assure you that these suppliers will continue to provide services to us or that we can replace them on comparable terms.

         Other risks and difficulties that we may encounter in connection with expanding our network include our ability to adapt our network infrastructure to changing customer requirements and changing industry standards.

         SYSTEMS FAILURE RISK. Our business depends predominantly on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facility in New Jersey. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays our network operations could materially and adversely affect our business.

         SECURITY ISSUES. We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

         The security services that we offer in connection with customers' use of the networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of these problems may result in claims against us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

         DEPENDENCE ON HARDWARE AND SOFTWARE SUPPLIERS. We rely on outside vendors to supply us with computer hardware, software and networking equipment. These products are available from only a few sources. We primarily buy these products from Hewlett Packard, Sun Microsystems, Ascend, Cisco and Adtran. We cannot assure you that we will be able to obtain the products and services that are needed on a timely basis and at affordable prices.

         We have in the past experienced delays in receiving shipments of equipment purchased for resale. We may not be able to obtain computer equipment on the scale, at the times required by us or at an affordable price. Our suppliers may enter into exclusive arrangements with our competitors or stop selling their products or services to us at commercially reasonable prices. If our sole or limited source suppliers do not provide us with products or services, our business may be materially and adversely affected.

         DIFFICULTY IN ESTABLISHING AND MANAGING EXPANDING OPERATIONS. A key element of our business strategy is the expansion of our continuing business segments, which requires a great deal of management time and the expenditure of large amounts of money. Our success will depend on our ability to complete, integrate, operate and further expand and upgrade our continuing business segments would materially and adversely affect our business plans. In addition, our inability to manage and expand our continuing business segment, if we do not institute adequate financial and managerial controls and reporting systems and procedures to operate from multiple facilities in geographically dispersed locations, our operations will be materially and adversely affected.

         IDENTIFYING SUITABLE ACQUISITION CANDIDATES. A key element of our expansion strategy is to grow through acquisitions. If we do identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to successfully integrate the services, products and personnel of any acquired business into our operations. We may not be able to retain key employees of the acquired companies or maintain good relations with their customers or suppliers. We may be required to incur additional debt, and we may be required to issue equity securities, which may be dilutive to existing stockholders, to fund acquisitions.

         UNSUCCESSFUL ACQUISITIONS. We may acquire and integrate complementary businesses, products, services or technologies, but we have limited experience in these activities. If we seek to make investments or acquisitions, it will be subject to the following risks:

     -- The difficulty of assimilating the operations and personnel of acquired companies.

     --   The potential disruption of our business.

     -- The inability of our management to maximize our financial and strategic position by the incorporation of an acquired technology or business into our service offerings.

     -- The difficulty of maintaining uniform standards, controls, procedures and policies.

     -- The potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management.

         We cannot assure you that any completed acquisition will enhance our business. If we proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the acquisitions. If we were to consummate one or more acquisitions in which the consideration consisted of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. Acquisitions required to be accounted for under the purchase method could result in significant goodwill and/or amortization charges. In addition, an inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets.

         RETAINING KEY PERSONNEL. As we continue to increase the scope of our operations, our workforce has grown significantly. As of March 24, 2000, the Company had 320 full-time and five part-time employees, including 90 employees from our merger with digital fusion. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer support technician positions. Competition for qualified employees, particularly engineers, programmers and technicians, is intense. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future clients in a cost effective manner or at all.

         NEED  FOR  CAPITAL.   Our  future  capital  uses  and requirements will
depend on numerous factors, including:

     --  The extent to which our solutions and services gain market acceptance.

     -- The level of revenues from our present and future solutions and services.

     --  The expansion of operations.

     -- The costs and timing of product and service developments and sales and marketing activities.

     --  Costs related to acquisitions of technology or businesses.

     --  Competitive developments.

         In order to continue to increase sales and marketing efforts, continue to expand and enhance the solutions and services we are able to offer to present and future clients and fund potential acquisitions, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurances that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, proceeds from our IPO and loan facilities.

         There can be no assurance that additional funding will be available for us to finance our ongoing operations when needed or that adequate funds for our operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, if at all, or on terms acceptable to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our expansion programs, to limit the marketing of our services, or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves. This would have a material adverse effect on our business.

         FLUCTUATION IN QUARTERLY OPERATING RESULTS MAY NEGATIVELY IMPACT OUR STOCK PRICE. Our revenues and operating results vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the market price of our common stock may fall.

         Factors that could cause quarterly results to fluctuate include:

     --  Customer demand for services.

     --  The timing of the expansion of operations.

     -- Seasonality in revenues, principally during the summer and year-end holidays.

     --  The  mix  of  products  and  services   revenues  from  our  operating
          divisions.

     --  Changes in the growth rate of Internet usage.

     --  Changes in pricing by us or competitors.

     --  The introduction of new products or services by us or competitors.

     --  Costs related to acquisitions of technology or businesses.


         CHANGES IN GOVERNMENT REGUALTIONS. There are an increasing number of laws and regulations pertaining to the Internet. These laws and regulations relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. The government may also seek to regulate some segments of our activities as basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

         LIMITED INTELLECTUAL PROPERTY PROTECTION. We rely on a combination of copyright and trademark laws, trade secrets laws and license and nondisclosure agreements to protect our proprietary information, particularly the computer software applications that we have developed. We currently have no registered copyrights or patents or patent applications pending. It may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization. The majority of our current contracts with our clients contain provisions granting to the client intellectual property rights to certain of our work product, including the customized programming that we create for such client. We anticipate that contracts with future clients will contain similar provisions. Other existing agreements to which we are a party are, and future agreements may be, silent as to the ownership of such rights. To the extent that the ownership of such intellectual property rights is expressly granted to a client or is ambiguous, our ability to reuse or resell such rights will or may be limited.

         Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting relationship with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

         POTENTIAL LIABILITY TO CLIENTS. Our services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of our clients' businesses. Our failure or inability to meet a client's expectations in the performance of our services could harm our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content that includes confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. We attempt to limit contractually our damages arising from negligent acts, errors, mistakes or omissions in rendering services and, although we maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would adversely affect us.

         LIABILITY FOR MATERIAL CUSTOMERS DISTRIBUTE OVER THE INTERNET. The law relating to the liability of online service providers, private network operators and ISPs for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content in the Web-sites we host or in email messages that we transmit. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the Web-sites we host. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. If we have to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our business may be materially adversely affected.

         FUTURE SALES OF COMMON STOCK BY EXISTING STOCKHOLDERS. The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of common stock in the market after this offering, or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

         We have granted options to purchase 680,000 shares under our 1998 and 1999 Stock Option Plans. We have granted options to purchase an additional 470,000 shares in connection with the digital fusion merger. If the holders of these options were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of our common stock.

         We have also granted 32,500 shares of restricted stock to one of our officers. Of these shares, 5,000 vested in 1999 and, of the remaining 27,500 shares, 9,167 shares will vest in each of 2000 and 2001 and 9,166 shares will vest in 2002 (5,000 of these shares have been issued in 2000). In addition, the Company has reserved up to approximately 117,000 shares for issuance in connection with certain acquisitions (including 50,000 shares to be reserved in connection with the digital fusion merger) and has agreed to issue warrants to purchase up to 327,000 shares in connection with the consulting agreements, private placement financings, the conversion of the 1999 Debentures and other agreements. If and when these shares are issued by the Company and sold by the various holders, sale of these shares could have an adverse effect on the market price of our common stock.

         COMMON STOCK VOLATILITY. The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the offering price.

         LACK OF DIVIDENDS. We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

         ANTI-TAKEOVER PROVISIONS. Provisions of our Restated Certificate of Incorporation, our Amended and Restated By-laws, and Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 7.       FINANCIAL STATEMENTS

         Financial Statements are attached hereto following page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information appearing under the captions "Proposal 1 - Election of Directors," "Executive Officers of the Company," "Promoters and Control Persons" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy
Statement for our 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information   appearing  under  the  caption  "Security   Ownership  of
Beneficial Owners and Management" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information appearing under the caption "Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.      EXHIBITS LIST AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following is a list of Exhibits filed as a part of this Report.

EXHIBIT NO.                         DESCRIPTION

   *3.1           Restated   Certificate  of  Incorporation   of  the   Company
                  (filed as Exhibit 3.1 to our Registration Statement on Form SB-2, File No. 333-47741, filed on April 23, 1998 (the "Registration Statement")).
   *3.2           Amended and Restated  By-Laws of the Company (filed as Exhibit
                  3.2 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).
    4.1 See Exhibit numbers 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Restated By-Laws of the Company, as amended, defining the rights of the holders of common stock.
   *4.2 Specimen form of certificate evidencing the shares of common stock of the Company (filed as Exhibit 4.1 to our Registration Statement).
  *10.1 Form of Registration Rights Agreement, dated as of May 6, 1997, between the Company and the holders of certain shares of common stock (filed as Exhibit 10.2 to our Registration Statement).
  *10.2 Form of Warrant to Purchase Shares of Stock, dated as of October 31, 1997 (filed as Exhibit 10.4 to our Registration Statement).
  *10.3 Employment Agreement, dated as of May 3, 1999, by and between IBS and Nicholas R. Loglisci, Jr. (filed as Exhibit 10.1 to our Quarterly Report on form 10-QSB for the quarter ended
                  June 30, 1999).+
  *10.4 Employment Agreement, dated as of May 3, 1999, by and between IBS and Frank R. Altieri, Jr. (filed as Exhibit 10.3 to our Quarterly Report on form 10-QSB for the quarter ended
                  June 30, 1999).+
  *10.5 Employment Agreement, dated as of May 3, 1999, by and between IBS and Jeffrey E. Brenner (filed as Exhibit 10.4 to our Quarterly Report on form 10-QSB for the quarter ended
                  June 30, 1999).+
 **10.6 Employment Agreement, dated as of May 7, 1999, by and between IBS and Howard Johnson.+
  *10.7 Stock Purchase Agreement, dated as of January 31, 1998, between the Company and Entelechy, Inc. and the stockholders of Entelechy, Inc. named therein (filed as Exhibit 10.12 to our Registration Statement).
 *10.8 Membership Interest Purchase Agreement, dated September 24, 1998, by and among the Company and Peter Bowman, Lawrence Rafkin, Robert Gillespie, Steven Rotella, Steven Swartz, Jospeh Calabro, Febe Dwyer, Barbara Glass-Seran, Clifford Seran, Stanley Lerner, Annette Monti, Christina Monti, Jack Monti, Rogelio Valencia, Linda Valencia and Phyllis Wood (filed as Exhibit 2.1 to our Report on Form 8-K, filed on October 9, 1998).
 *10.9 Membership Interest Acquisition Agreement, dated December 10, 1998, by and among the Company, Carl Broadbent, Keith Lowy, Stephen Lowy and Halo Network Management, LLC (filed as
                  Exhibit 2.1 to our Report on Form 8-K,  filed on December  22,
                  1998).
 *10.10 IBS Interactive, Inc. 1998 Stock Option Plan (filed as Exhibit 10.14 to our Registration Statement).+
 *10.11 IBS Interactive, Inc. 1999 Stock Option Plan (filed as part of our Proxy Statement for the Annual Meeting of Stockholders held on June 4, 1999).+
 *10.12 Second Lease Modification Agreement, dated as of March 3, 1998, by and among the Company and EI Realty, 2 Ridgedale Avenue, Inc. and Hanover Park for Industry, in connection with our premises in Cedar Knolls, New Jersey (filed as Exhibit
                  10.17 to our Registration Statement).
 *10.13 Letter Agreement, dated as of October 21, 1997, between the Company and EI Realty in connection with our premises in Cedar Knolls, New Jersey (filed as Exhibit 10.18 to our Registration Statement).
 *10.14 Lease Agreement, dated as of May 1, 1997, by and between the Company and Iron Investment Corp. and Hanover Park for Industry, in connection with our premises in Cedar Knolls, New Jersey (filed as Exhibit 10.19 to our Registration Statement).
 *10.15 Network Services Contract, dated as of December 27, 1996, between the Company and the Catholic Healthcare Network (filed as Exhibit 10.20 to our Registration Statement).
 *10.16 Professional Service Agreement Consulting, dated as of October 23, 1997, between Aetna Life Insurance Company and the Company (filed as Exhibit 10.21 to our Registration Statement).

 *10.17           Lease  Agreement,  dated as of January 31,  1998,  between the
                  Company and R&G International, in connection with our premises
                  in  Huntsville,   Alabama  (filed  as  Exhibit  10.22  to  our
                  Registration Statement).
 *10.18           Loan  Agreement,  dated  October  30,  1998,  by  and  between the Company and First Union National Bank (filed as Exhibit
                  10.18 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).
 *10.19           IBS Interactive, Inc. Deferred Compensation Plan, effective
                  May 1, 1999 (filed as Exhibit 10.5 to our Quarterly Report on
                  Form 10-QSB for the quarter ended June 30, 1999).+
 *10.20           Amendment 1 to IBS Interactive, Inc. Deferred Compensation
                  Plan, effective August 1, 1999 (filed as Exhibit 10.1 to our
                  Quarterly Report on Form 10-QSB for the quarter ended
                  September 30, 1999).+
 *10.21           Exchange Agreement, dated as of March 31, 1999, by and among
                  IBS, Dan E. Spencer, Raymond Deep, Michael Bayless, Michael
                  Ivy, Belly Lenox and Spectrum Information Services, Inc.
                  (filed as Exhibit 2.1 to our Report on Form 8-K filed on
                  April 15, 1999).
 *10.22           Agreement and Plan of Merger dated as of June 30, 1999, among
                  Arnold Schron, Spencer Analysis, Inc., IBS and SAI Acquisition
                  Corp. (filed as Exhibit 2.1 to our Report on Form 8-K, filed on July 15, 1999).
 *10.23           Agreement and Plan of Merger dated as of February 10, 2000, among Sean D. Mann, Roy E. Crippen III, Michael E. Mandt, Ali
                  A. Husain, Robert E. Siegmann, digital infusion, inc., IBS, and Digital Fusion Acquisition Corp. (filed as Exhibit 2.1 to our Report on 8-K, filed March 24, 2000).
**10.24           Employment Agreement dated as of March 1, 2000 by and
                  between IBS and Roy E. Crippen, III.+
**10.25           Employment Agreement dated as of March 1, 2000 by and
                  between IBS and Sean D. Mann.+
**21.1            Subsidiaries of the Company.
**23.1            Consent of BDO Seidman, LLP
**24.1            Power of Attorney (appears on signature page).
**27.1            Financial Data Schedule.
-------------

* Incorporated by reference.
** Filed herewith.
+ Management contract or compensatory plan or arrangement.

(B)      REPORTS ON FORM 8-K

         On December 20, 1999, we filed a report with the SEC on Form 8-K, under
Item 2, amending our Form 10-KSB filed with the SEC on March 31, 1999, restating our financial statements (and amounts included in Management's Discussion & Analysis and Results of Operations) contained in our Report on Form 10-KSB for the year ended December 31, 1998, to reflect the acquisition of Spencer Analysis, Inc., which was accounted for as a pooling of interests.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                      BS INTERACTIVE, INC.


Dated:   March 30, 2000               By:   /S/ NICHOLAS R. LOGLISCI, JR.
                                        --------------------------------------
                                        Nicholas R. Loglisci, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

         KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Nicholas R. Loglisci, Jr. and Frank
R. Altieri, Jr. his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

         SIGNATURE                  TITLE(S)
         ---------                  --------


/S/ NICHOLAS R. LOGLISCI, JR.       President,   Chief   Executive   Officer
-------------------------------     and Director (Principal Executive Officer)
Nicholas R. Loglisci, Jr.


/S/ FRANK R. ALTIERI, JR.           Chief Technical Officer and Director
-------------------------------
Frank R. Altieri, Jr.


/S/ROY E. CRIPPEN III               Chief Operating Officer and Director
-------------------------------
Roy E. Crippen III


/S/ HOWARD B. JOHNSON               Chief Financial Officer
-------------------------------     (Principal Financial and Accounting Officer)
Howard B. Johnson


/S/ CLARK FREDERICK                 Director
-------------------------------
Clark Frederick


/S/ SUSAN HOLLOWAY TORRICELLI       Director
-------------------------------
Susan Holloway Torricelli


/S/ BARRETT N. WISSMAN              Director
-------------------------------
Barrett N. Wissman


/S/ DAVID FAEDER                    Director
-------------------------------
David Faeder

FINANCIAL STATEMENTS AND EXHIBITS


The following are the consolidated financial statements and exhibits of IBS Interactive, Inc. and Subsidiaries, which are filed as part of this report.

                                                                    PAGE

Report of Independent Certified Public Accountants.............      F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999...      F-3

Consolidated Statements of Operations for the years ended
  December 31, 1998 and 1999...................................      F-4

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1998 and 1999.............................      F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 1998 and 1999.............................      F-6

Notes to Consolidated Financial Statements.....................      F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
IBS Interactive, Inc.
Cedar Knolls, New Jersey

We have audited the accompanying consolidated balance sheets of IBS Interactive, Inc. and Subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBS Interactive, Inc. and Subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

March 24, 2000

                              IBS INTERACTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                                                         December 31,
                                                ------------------------------
                                                          1998         1999
                                                ------------------------------
                     ASSETS

Current Assets:
Cash and cash equivalents.......................   $ 5,532,000  $ 2,892,000
  Accounts receivable (net of allowance for
    doubtful accounts of $73,000 in 1998 and
    $261,000 in 1999)...........................     2,678,000    4,117,000
Prepaid income taxes............................        54,000      164,000
Prepaid expenses and other current assets.......       184,000      279,000
Deferred income tax asset.......................       126,000            -
                                                ------------------------------
Total current assets............................     8,574,000    7,452,000
Property and equipment, net.....................       983,000    1,012,000
Intangible assets, net..........................     1,418,000    4,794,000
Deferred income tax asset.......................         5,000            -
Advance to related party........................        70,000            -
Other assets....................................       126,000      217,000
                                                ------------------------------
TOTAL ASSETS....................................   $11,176,000  $13,475,000
                                                ==============================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt............      $ 79,000    $ 130,000
Accounts payable................................       696,000      527,000
Deferred revenue................................        45,000      102,000
Accrued salaries and related expenses...........       206,000            -
Accrued professional fees.......................        60,000      164,000
Customer deposits...............................        59,000       25,000
Accrued warranty expense........................        90,000            -
Deferred income tax liability...................        84,000            -
Other current liabilities.......................       244,000      210,000
                                                ------------------------------
Total current liabilities.......................     1,563,000    1,158,000
Long-term debt, less current maturities.........       277,000      142,000
Deferred compensation...........................       705,000      590,000
Pension obligation..............................       208,000      267,000
Acquisition liabilities.........................             -      546,000
                                                ------------------------------
Total liabilities...............................     2,753,000    2,703,000
                                                ------------------------------

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock - $.01 par value; authorized
    1,000,000 shares, no shares issued
    and outstanding.............................             -            -
  Common Stock - $.01 par value; authorized
    11,000,000 shares, issued and
    outstanding 4,002,541 shares - 1998 and
    5,020,532 shares - 1999.....................        39,000       50,000
Additional paid in capital......................     9,280,000   18,185,000
Accumulated deficit.............................      (896,000)  (7,463,000)
                                                ------------------------------
Total Stockholders' Equity......................     8,423,000   10,772,000
                                                ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......   $11,176,000  $13,475,000
                                                ==============================

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.        2

                              IBS INTERACTIVE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                         December 31,
                                                ------------------------------
                                                          1998         1999
                                                ------------------------------

Revenues........................................   $15,213,000  $18,774,000
Cost of services................................    10,207,000   13,003,000
                                                ------------------------------
Gross Profit....................................     5,006,000    5,771,000

Operating expenses:
  Selling, general and administrative...........     4,905,000   10,545,000
  Amortization of intangible assets.............       173,000      514,000
  Non-cash compensation expenses................       290,000      332,000
  Merger related expenses.......................       109,000      232,000
                                                ------------------------------
                                                     5,477,000   11,623,000
                                                ------------------------------
         Operating loss......................         (471,000)  (5,852,000)
Interest expense................................      (129,000)     (81,000)
Interest income.................................       185,000      116,000
Loss on disposal of assets......................             -     (350,000)
Other income (expense), net.....................        75,000      (26,000)
                                                ------------------------------

Loss before income taxes........................      (340,000)  (6,193,000)

Income tax (provision)..........................       (26,000)     (45,000)
                                                ------------------------------

Net loss........................................    $ (366,000) $(6,238,000)
                                                ==============================

Loss per share

  Net loss per share - basic and diluted........     $ (.10)        $ (1.45)
                                                ==============================

Weighted average number of common stock and
  equivalents...................................     3,509,380    4,310,458
                                                ==============================



      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.        3

                            IBS INTERACTIVE, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999



                                Common stock       Additional
                           ----------------------    Paid-in      Unearned    Accumulated  Stockholders'
                           No. of shares   Amount    Capital    Compensation    Deficit       Equity
-------------------------------------------------------------------------------------------------------
Balance, January 1, 1998,
  as restated                2,445,738    $24,000 $ 1,723,000     $(7,000)    $  (240,000) $ 1,500,000
Net proceeds from initial
  public offering            1,380,000     14,000   6,628,000           -               -    6,642,000
Issuance and amortization
  of directors' options              -          -      79,000           -               -       79,000
Shares issued in
  connection with
  acquisition - Entelechy      147,310      1,000     670,000           -               -      671,000
Conversion of Entelechy
  demand note                   25,000          -     150,000           -               -      150,000
Shares issued in
  connection with
  acquisition - MBS              4,493          -      30,000           -               -       30,000
Amortization of unearned
  compensation                       -          -           -       7,000               -        7,000
Distribution to Spectrum
  and Spencer shareholders           -          -           -           -        (290,000)    (290,000)
Net loss                             -          -           -           -        (366,000)    (366,000)
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1998   4,002,541     39,000   9,280,000           -        (896,000)   8,423,000
Shares issued in
  connection with
  acquisitions                 138,045      2,000   2,216,000           -               -    2,218,000
Shares issued upon
  conversation of debt          60,000      1,000     599,000           -               -      600,000
Shares issued in
  connection with private
  placements                   520,000      5,000   5,195,000           -               -    5,200,000
Distribution to Spectrum
  & Spencer shareholders             -          -           -           -        (329,000)    (329,000)
Issuance and amortization
  of directors' options              -          -      59,000           -               -       59,000
Exercise of warrants           136,656      1,000     657,000           -               -      658,000
Offering costs in
  connection with debt
  offering and private
  placement                          -          -    (174,000)          -               -     (174,000)
Interest expense for
  warrants in connection
  with debt offering                 -          -      43,000           -               -       43,000
Additional shares issued
  in connection with
  acquisitions                 163,290      2,000      310,000          -               -      312,000
Net loss                             -          -           -           -      (6,238,000)  (6,238,000)
---------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999   5,020,532    $50,000 $18,185,000     $     -     $(7,463,000) $10,772,000
=========================================================================================================


                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.             4


                            IBS INTERACTIVE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                         December 31,
                                                ------------------------------
                                                          1998         1999
                                                ------------------------------

Cash flows from operating activities:
  Net loss......................................    $ (366,000) $(6,238,000)
  Adjustments to reconcile net loss to net cash.
    provided by (used in) operating activities:
      Depreciation and amortization.............       667,000    1,388,000
      Loss on disposals of fixed assets.........        18,000            -
      Bad debt expense..........................        40,000      188,000
      Non-cash interest expense.................        49,000       43,000
      Compensation expense - Entelechy..........       180,000      197,000
      Non-cash compensation.....................       110,000      136,000
      Deferred income tax provision (benefit)...      (123,000)      47,000
      Loss on disposal of assets................             -      350,000
      Changes in operating assets and liabilities (net
        of effects of purchase acquisitions):
         Accounts receivable....................       616,000   (1,517,000)
         Prepaid expenses and other assets......      (210,000)    (125,000)
         Accounts payable and accrued expenses..       (34,000)  (1,094,000)
         Deferred revenue.......................      (458,000)      57,000
         Income taxes...........................       (79,000)     (110,000)
         Deposits and other.....................       (57,000)    (274,000)
         Pension Obligation.....................        58,000       59,000
                                                ------------------------------
           Net cash provided by (used in)
             operating activities...............       411,000   (6,893,000)
                                                ------------------------------
Cash flows from investing activities:
  Capital expenditures - property and equipment.      (751,000)    (277,000)
  Asset acquisitions and related costs..........      (116,000)  (1,857,000)
  Proceeds on assets sold.......................                    835,000
                                                ------------------------------
           Net cash used in investing activities      (867,000)  (1,299,000)
                                                ------------------------------
Cash flows from financing activities:
  Proceeds from initial public offering.........     8,280,000
  Private placements of common stock............             -    5,200,000
  Capital distributions.........................      (290,000)    (329,000)
  Offering costs................................    (1,613,000)    (174,000)
  Repayments of notes payable...................      (396,000)    (352,000)
  Proceeds from warrants........................             -      658,000
  Proceeds from notes payable...................        65,000      600,000
  Advances to related parties.                         (70,000)
  Repayment of 1997 Notes.......................      (200,000)
  Payments of capital lease obligations.........       (65,000)     (51,000)
                                                ------------------------------
           Net cash provided by financing
             activities                              5,711,000    5,552,000
                                                ------------------------------
Net increase (decrease) in cash and cash
  equivalents...................................     5,255,000   (2,640,000)
Cash and cash equivalents, at beginning of year.       277,000    5,532,000
                                                ------------------------------
Cash and cash equivalents, at end of year.......   $ 5,532,000   $2,892,000
                                                ==============================


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.        5

                            IBS INTERACTIVE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


NOTE 1- ORGANIZATION AND BACKGROUND

IBS Interactive, Inc. (the "Company") and its subsidiaries provides a broad range of computer networking, programming, applications development, Internet Web-site development, Internet subscriber access ("Internet Access Services" or "IS"), network consulting and network installation services. Services are primarily rendered to businesses and organizations, including governmental and not-for-profit entities. The Company was incorporated under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. on March 10, 1998. The Company, a Delaware corporation, has its main administrative office in Cedar Knolls, New Jersey, along with regional offices throughout New Jersey, New York, Virginia, and Alabama.

The Company is evaluating strategic alternatives and options on its Internet Services segment, which may include the possible sale of a portion or all of its remaining IS businesses. The IS Segment was comprised, as of December 31, 1999, of six distinct companies throughout the eastern United States. In the fourth quarter of 1999, the Company consummated the sale of two IS companies based in Virginia and Alabama to raise operating funds. The sale of these companies resulted in a loss of $350,000. Total allocated assets, revenues and operating losses of the IS business as of and for the years ended December 31, 1998 and 1999 are as follows:

                             1998           1999
   Total Assets          $ 84,000     $4,301,000
   Revenues            $1,301,000     $4,068,000
   Operating losses    $ (269,000)    $ (943,000)

No assurances can be given that if the remaining IS businesses are sold that the transaction(s) will not result in a loss, since the ultimate proceeds are subject to a number of uncertainties that management is unable to predict with a high degree of certainty at this time. Such factors include but are not limited to: the timing of adopting a formal plan for disposition, future market conditions, and the availability of a suitable buyer(s) for the IS segment on acceptable terms to the Company.

RESTATEMENTS

Previously issued consolidated financial statements and notes thereto of the Company have been restated, as required by Accounting Principles Board Opinion No. 16, "Business Combinations," to reflect the 1998 and 1999 business combinations accounted for as poolings-of-interests (DesignFX Interactive, LLC ("DesignFX"), Halo Network Management, LLC ("Halo"), Spectrum Information Systems, Inc. ("Spectrum") and Spencer Analysis, Inc. ("Spencer") (see Note 3).

Such restated financial statements were initially filed with the Securities & Exchange Commission on Form 8-K on December 20, 1999.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized as services are provided to clients and subscribers. In the event that there are significant performance obligations yet to be fulfilled on consulting, design and installation projects, revenue recognition is deferred until such conditions are removed.

For the years ended December 31, 1998 and 1999, the Company recognized revenues of $29,000 and $436,000, respectively, on projects in process. Such unbilled amounts are included in accounts receivable, net, at December 31, 1998 and 1999, respectively.

STOCK BASED COMPENSATION

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of net loss and loss per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

WARRANTS

The fair values ascribed to warrants that are used in connection with financing arrangements and professional services agreements (see Note 8) are amortized over the expected life of the underlying debt or the term of the agreement.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established against deferred tax assets when management concludes that the realization of such deferred tax assets cannot be considered more likely than not.

Through their acquisition dates, the owners of DesignFX, Halo, Spectrum and Spencer elected, under the applicable provisions of the Internal Revenue Code and applicable state code, to report their respective income for federal and state income tax purposes as a limited liability or "S" corporation. Under those regulations, the owners individually received the income tax provision or benefit of their respective share of DesignFX's, Halo's, Spectrum's and Spencer's net income or loss. Accordingly, the Company is only able to record a provision or benefit for federal and state income taxes for the periods from the respective acquisition dates forward.

In future periods, the Company's consolidated income tax provision or benefit will include the operating results of DesignFX, Halo, Spectrum and Spencer. As such, the historical tax provision of the Company, as reflected in the accompanying consolidated 1998 and 1999 statements of operations, is not necessarily indicative of the tax provision or benefit that would have been recorded had DesignFX, Halo, Spectrum and Spencer been acquired at the beginning of 1998.

Valuation allowances have been established against certain Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company's income tax receivable at December 31, 1999 represents net operating loss carrybacks to previous periods.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of a concentration of unsecured trade accounts receivables. At December 31, 1998, two customers accounted for 30% and 12% of total net accounts receivable. At December 31, 1999, one customer accounted for 12% of total net accounts receivable.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly. During the years ended December 31, 1998 and 1999 the Company's allowance for
doubtful   accounts  was   decreased  by  $39,000  and  increased  by  $188,000,
respectively (for bad debt provisions) and was decreased by $39,000 and $0, respectively, for written off balances.

At December 31, 1998, cash equivalents of $4,982,000 and $443,000 represent investments in GE Capital Corporation commercial paper and short-term obligations of the United States government, respectively. Cash equivalents at December 31, 1999 of $2,892,000 are comprised of money market fund investments and overnight deposits.

The Company maintains substantially all of the machinery and communications network equipment utilized in its IS business at limited locations.

SOURCES OF SUPPLIES AND VENDORS

The Company has multiple vendors, which provide data communications and Internet access services to customers of its IS business. Although management believes alternative telecommunications and access facilities could be found in a timely manner, any disruption or termination of these services could have a short-term adverse effect on operating results. In addition, the Company is also dependent on third-party manufacturers of hardware components to be used for resale. Failure by manufacturers to deliver this equipment on a timely basis, or any inability to obtain alternative sources, could have an adverse effect on operating results.

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

There were no impairment losses recorded in the years ended December 31, 1998 and 1999.

INTANGIBLE ASSETS

Intangible assets are comprised primarily of goodwill, customer lists and other intangibles arising from various acquisitions and deferred compensation arrangements. Such asset values are amortized over periods of five to ten years, and for deferred compensation arrangements over the period that such services are rendered.

PENSION ACCOUNTING

The Company has adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits" as it relates to a Spencer pension plan. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits. The provisions of

SFAS No. 132 revise employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure re-quirements for pensions and other post-retirement benefits to the extent practicable.

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate the instruments' fair values due to the immediate or short-term maturity of these financial instruments.

LOSS PER SHARE

Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company's diluted loss per share includes the effect, if any, of unissued shares under options, warrants and stock awards computed using the treasury stock method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was antidilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements (aggregating 910,223 shares at December 31, 1999), could potentially dilute basic earnings per share.

The Company's 1998 pro forma basic loss per share (which assumes that the proceeds from the initial public offering of common stock and repayments of certain borrowings occurred on January 1, 1998), totaled $.09 per share.

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

Actual results could differ from these estimates. Significant estimates include the assumptions utilized in the development of the Company's allowance for doubtful accounts, given its concentration of accounts receivable balances with a limited number of customers. In addition, many of the Company's estimates and assumptions used in the consolidated financial statements relate to the Company's continued ability to deliver state-of-the-art technical services, which are subject to competitive market and technology changes.

It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the values of accounts receivable, intangibles and fixed assets.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently reviewing the effects of SFAS 133, if any. This statement, as amended, will be adopted by the Company no later than its year ending December 31, 2000.

NOTE 3 - BUSINESS COMBINATIONS (Also, see Note 16)

POOLINGS-OF-INTERESTS

On September 24, 1998, December 10, 1998, March 31, 1999 and June 30, 1999 the Company acquired DesignFX, Halo, Spectrum and Spencer respectively, in business combinations accounted for as poolings-of-interests. DesignFX, which engages in the development and maintenance of Web-sites on the Internet, became a wholly-owned subsidiary of the Company through the exchange of 200,160 shares of the Company's common stock for all of the outstanding membership interests of DesignFX. On December 9, 1998, DesignFX was formally merged into the Company. Halo, which engages in full-service network solutions, including planning, installation and maintenance services, became a wholly-owned subsidiary of the Company through the exchange of 219,231 shares of the Company's common stock for all of the outstanding membership interests of Halo.

Spectrum, which is a full-service provider of network and systems integration solutions, became a wholly-owned subsidiary of the Company through the exchange of 145,456 shares of the Company's common stock (exclusive of the reserved shares discussed below) for all of the outstanding shares of Spectrum. Spencer, which is a provider of network consulting to a wide array of businesses, became a wholly-owned subsidiary of the Company through the exchange of 240,505 shares of the Company's common stock(exclusive of the reserved shares discussed below) for all of the outstanding shares of Spencer. The ultimate number of shares to be issued to the former owners of Spectrum and Spencer is contingent upon the resolution of specific and, to a lesser extent, general financial matters. The Company has reserved 10,909 and 19,500 of common shares for issuance to the owners of Spectrum and Spencer respectively, pending the outcome of such matters. With respect to DesignFX and Halo, the Company reached an agreement on the ultimate number of shares issued in the year ended December 31, 1999. The accompanying financial statements are based on the assumption that the Company, DesignFX, Halo, Spectrum and Spencer were combined as of the earliest period presented and, accordingly, financial statements of prior years have been restated to give effect to the combinations. Such restated financial statements were initially filed with the Securities & Exchange Commission on Form 8-K on December 20, 1999.

Summarized unaudited results of operations of the Company and DesignFX through September 30, 1998 (the closest practical date to the date of the acquisition) are as follows:

                          Company     DesignFX
                        ----------   ----------
      Net revenues    $6,091,000     $1,181,000
      Net income          52,000         42,000

Summarized unaudited results of operations of the Company and Halo through December 31, 1998 (the closest practical date to the date of the acquisition) are as follows:

                       Company        Halo
                     ----------    ----------
    Net revenues    $7,853,000     $1,952,000
    Net income        (326,000)       266,000

Summarized unaudited results of operations of the Company and Spectrum (the date of the acquisition) for the year ended December 31, 1998 and the three months ended March 31, 1999 are as follows:

                                                     Three Months Ended
                               1998                    March 31, 1999
                       Company      Spectrum       Company       Spectrum
                   -------------- ------------- ------------  --------------
    Net revenues    $9,805,000     $1,674,000    $2,601,000       $672,000
    Net income (loss)  (60,000)      (419,000)     (280,000)       117,000

Summarized unaudited results of operations of the Company and Spencer for the year ended December 31, 1998 and the six months ended June 30, 1999 (the date of acquisition) are as follows:

                                                      Six Months Ended
                               1998                     June 31, 1999
                       Company       Spencer       Company        Spencer
                   -------------- ------------- ------------  --------------
    Net revenues   $11,479,000     $3,734,000   $ 7,076,000     $1,677,000
    Net income (loss) (479,000)       113,000    (1,578,000)       135,000

There were no material adjustments to conform the accounting policies of DesignFX, Halo, Spectrum and Spencer to the accounting policies used by the Company.

In 1998 and 1999 the Company incurred charges of $109,000 and $232,000, respectively, for fees and costs associated with the acquisitions of DesignFX, Halo, Spectrum, and Spencer. Such amounts, for transactions accounted for as a pooling-of-interests, are expensed as services are rendered and costs are incurred.

PURCHASES

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

ENTELECHY, INC.

On January 31, 1998, the Company acquired substantially all the assets of Entelechy, Inc. ("Entelechy"), in exchange for 277,434 shares of Company common stock in a business combination accounted for as a purchase. The Company issued 147,310 shares at closing, and will issue an additional 130,124 shares (the "Contingent Shares") over a three-year period on each of January 31, 1999, 2000 and 2001 to the former Entelechy stockholders. The issuance of such shares is contingent upon the former Entelechy stockholders remaining in the continuous employ of the Company. The total purchase price for Entelechy was based upon the value of shares issued at closing and related acquisition costs. Goodwill arising from the Entelechy acquisition totaled $828,000, and is being amortized over a period of five years. The values ascribed to the Contingent Shares will result in a charge to operations as such shares are earned through the Company's year ending December 31, 2001. The related charge to operations for the years ended December 31, 1998 and 1999 totaled $180,000 and $197,000, respectively. Assuming the former Entelechy stockholders remain in the continuous employ of the Company, the Company is expected to incur a charge to operations of $197,000 and $17,000 in the years ending December 31, 2000 and 2001, respectively. The Company's liability for the values ascribed to these shares approximates $281,000 and is included in "Deferred Compensation" in the accompanying December 31, 1999 consolidated balance sheet. The liability has been reduced by $310,000 for shares formally issued in 1999.

Entelechy had an outstanding demand note of $150,000 to a relative of one of Entelechy's principals. The demand note did not bear interest and was converted, subsequent to the consummation of the Company's initial public offering, into 25,000 shares of the Company's common stock. Entelechy's results of operations for the month of January 1998 were not material and, accordingly, pro forma results of operations for the year ended December 31, 1998 are not presented.

MBS, INC.

On December 1, 1998, the Company acquired certain assets of MBS, Inc. ("MBS"), a Certified Technical Education Center-Partner Level (providing training on MicroSoft Solutions) for cash of $50,000, the issuance of 4,493 shares of Company common stock and an assumption of liabilities totaling $150,000. This business combination was accounted for as a purchase. The purchase price was allocated to the fair market values of tangible and intangible assets acquired. Goodwill arising from the MBS acquisition totaled $156,000, and is being amortized over a period of ten years. The results of operations of MBS are included in the accompanying financial statements from the acquisition date forward. With respect to this acquisition, the results of operations from

January 1, 1998 through the acquisition date were not material and, accordingly, pro forma operating results are not presented.

IS Acquisitions

During 1999, the Company consummated nine distinct acquisitions of Internet Service Providers throughout the Eastern United States. All of these acquisitions were accounted for using the purchase method of accounting. None of the acquisitions were considered significant subsidiaries and, as a result, condensed and pro forma financial information is not presented. The carrying value of these assets have been increased and a liability has been established at December 31, 1999, to reflect the value of consideration ($546,000;
principally Company common stock) that is probable of issuance to the predecessor owners under existing contracts and commitments. The liability will be reduced as common shares are formally issued in the year ending December 31, 2000. Management does not expect, at present, that the ultimate disposition of these commitments will have a material effect on the carrying values of such assets at December 31, 1999. The aggregate value of consideration issued (including common stock that is probable of issuance), assumed liabilities and direct costs related to these nine acquisitions is as follows:

     Cash payments                                   $1,857,000
     Fair value of issued common stock                2,219,000
     Fair value of likely to be issued common stock     546,000
     Assumed liabilities and direct costs             1,048,000
                                                    -----------
         Total                                       $5,670,000
                                                    ===========

Goodwill and intangible assets arising from these acquisitions ($3,915,000 at December 31, 1999) are amortized over a ten year period.

NOTE 4 - PROPERTY AND EQUIPMENT

Major classes of property and equipment, net, consist of the following:

                                                December 31,
                                       ------------------------------
                                               1998           1999
                                        -----------   ------------
     Network equipment                  $ 1,661,000    $ 2,194,000
     Office equipment, fixtures and
       vehicles                             427,000        485,000
     Leasehold improvements                  86,000         96,000
                                        -----------   ------------
                                          2,174,000      2,775,000
     Less: accumulated depreciation      (1,191,000)    (1,763,000)
                                        -----------   ------------
                                          $ 983,000    $ 1,012,000
                                        ===========   ============

At December 31, 1998 and 1999, equipment subject to capital leases, less accumulated depreciation, amounted to $60,000 and $22,000, respectively. Depreciation expense for the years ended December 31, 1998 and 1999 amounted to $492,000 and $600,000, respectively, which includes depreciation of equipment subject to capital lease agreements of $38,000 and $38,000, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net, are comprised of the following:

                                                December 31,
                                       ------------------------------
                                               1998           1999
                                        -----------   ------------
     Intangibles - IS Acquisitions       $        -    $ 3,915,000
     Goodwill - Entelechy                   828,000        828,000
     Goodwill - MBS                         156,000        156,000
     Goodwill - JDT                          26,000         26,000
     Deferred compensation                  705,000        900,000
     Customer lists                          69,000         69,000
                                       ------------   ------------
                                          1,784,000      5,894,000
     Less: accumulated amortization        (366,000)    (1,100,000)
                                       ------------   ------------
                                         $1,418,000    $ 4,794,000
                                       ============   ============

Amortization expense was $378,000 and $788,000 for the years ended December 31, 1998 and 1999, respectively.

NOTE 6 - BORROWINGS

At December 31, 1998 and 1999, the Company's outstanding borrowings were comprised of the following:

                                                December 31,
                                       ------------------------------
                                               1998           1999
                                        -----------   ------------
     DesignFX - development loan          $ 200,000      $ 142,000
     Spectrum - notes payable                84,000              -
     Promissory Notes                             -        109,000
     Capital leases                          72,000         21,000
                                       ------------   ------------
                                            356,000        272,000
     Less: current portion                  (79,000)      (130,000)
                                       ------------   ------------
     Total-long term borrowings           $ 277,000      $ 142,000
                                       ============   ============

1997 NOTES

On October 31, 1997, the Company entered into a series of financing agreements with eight individual investors for proceeds of $200,000 (collectively, the "1997 Notes"). The 1997 Notes accrued interest at a rate of 8% and were paid in full after the closing of the Company's initial public offering of common stock.

In connection with the issuance of the 1997 Notes, investors also received warrants to purchase an aggregate of 48,872 shares of the Company's common stock at an exercise price of $3.54 per share through October 2000 (see Note 8). The Company capitalized the fair values ascribed to the warrants, which included a value reflective of the excess of the initial public offering price less the exercise price, as a deferred financing cost. Such costs were amortized over the life of the 1997 Notes. Interest expense for the year ended December 31, 1998, including the amortization of the value ascribed to warrants, totaled $45,000. The effective interest rate on the 1997 Notes, which includes the amortization of the value of the warrants, approximated 68% per annum.

CONVERTIBLE DEBT

In the third and fourth quarter of 1999, the Company raised $600,000 through sales of 12% convertible debt instruments (the "Convertible Debt"). The Convertible Debt was converted at the option of the Company at the established price of $10.00 per share in December of 1999. Holders of the Convertible Debt received warrants to purchase common stock equal to 25% of any unpaid principal and accrued interest divided by the defined value of the Company's common stock. The Company has incurred a non-cash interest charge of $43,000 relating to the fair value of the warrants issued in connection with the sale of the Convertible Debt. The effective interest rate on the Convertible Debt over the two months they were outstanding approximated 115% per annum.

DESIGNFX - DEVELOPMENT LOAN

In March 1997, DesignFX entered into an agreement with a bank to develop and design the software and hardware for the bank's sites on the Internet and the worldwide web. Provisions of the agreement provided for various advances to DesignFX in order to provide working capital for expenses incurred with the design and development of such web sites. In September 1998, this agreement was terminated and a new agreement was executed. Terms of the new agreement provide for the advances to be repaid in monthly installments equal to 50% of DesignFX's defined revenues received through the bank's web-site. Based on the negotiated terms in the settlement of this obligation, management does not anticipate that any contractual repayments of this loan will be due during the year ending December 31, 2000. In addition, the Company will accrue, in the form of a royalty, 10% of defined revenues. Upon repayment in full of this advance, the accrued royalties, without interest, shall be paid over a period of one year in twelve equal monthly installments. Obligations under this loan totaled $200,000 and $142,000 at December 31, 1998 and 1999, respectively.

SPECTRUM - NOTES PAYABLE

Spectrum notes payable of $84,000 at December 31, 1998, accrued interest at rates of 8.25% to 12%. The notes were paid off in 1999.

PROMISSORY NOTES

In connection with two of its 1999 IS acquisitions, the Company entered into agreements to pay the former owners approximately $307,000 in the form of unsecured promissory notes. The notes are payable in 2000 and bear interest at average rates of approximately 6% per annum. At December 31, 1999, the Company was still obligated to pay approximately $109,000 under the terms of the agreements.

LINE OF CREDIT

In October 1998, the Company entered into a promissory note agreement with a bank for a line of credit. Borrowings were limited to the lower of $1,500,000 or defined accounts receivable, and outstanding amounts are secured by the Company's assets. At the Company's option, the interest rate was based on the London Interbank Offering Rate ("LIBOR") plus 2% or the bank's prime rate plus
 .25%. The agreement requires the Company to comply with certain operational and financial covenants. The agreement expired on September 30, 1999. Interest expense related to this line of credit totaled $10,000 during 1999.

CAPITAL LEASES

The Company leases certain equipment in the normal course of operations which are accounted for as capital leases. Outstanding obligations at December 31, 1998 and 1999 totaled $72,000 and $21,000, respectively. Interest expense related to such agreements was $18,000 and $7,000 for the years ended December 31, 1998 and 1999, respectively.

DEBT AND LEASE MATURITIES

At December 31, 1999, aggregate required principal payments, including the present value of amounts owed under capital leases, are as follows:

     YEAR ENDING DECEMBER 31,             Amount
                                       ---------
     2000                               $130,000
     2001                                142,000
                                       ---------
     Total                              $272,000
                                       =========

NOTE 7  BENEFIT PLANS

DEFINED BENEFIT PLAN

Substantially all Spencer employees who met certain requirements of age and length of service are covered by Spencer sponsored non-qualified, non-contributory defined benefit pension plan. The benefits become fully vested upon the employees retirement. Benefits paid to retirees are based upon age at retirement, compensation levels and years of credited service. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits. Plan assets are stated at fair value and are comprised of stocks and bonds.

Net periodic pension cost for this plan includes the following components:

     DECEMBER 31,                                       1998        1999
     ---------------------------------------------------------------------------
     Components of net periodic pension cost:
      Service cost                                  $185,000    $148,000
      Interest cost                                   26,000      46,000
      Actual return on plan assets                   (27,000)     (8,000)
      Recognized net actuarial (gain) loss            13,000      (7,000)
     ---------------------------------------------------------------------------
     Net periodic pension cost                      $197,000    $179,000
     ===========================================================================

The following provides a reconciliation of benefit obligations, plan assets, the funded status of the plan and the amounts recorded in the Company's balance sheets:

     DECEMBER 31,                                       1998        1999
     ---------------------------------------------------------------------------
     Changes in benefit obligation:
      Benefit obligation, beginning of year         $370,000    $769,000
      Service cost                                   186,000     148,000
      Interest cost                                   26,000      46,000
      Actuarial loss                                 187,000    (439,000)
     ---------------------------------------------------------------------------
      Benefit obligation, end of year                769,000     524,000
     ---------------------------------------------------------------------------
     Changes in plan assets:
      Fair value of plan assets, beginning of year   133,000     299,000
      Actual return on plan assets                    26,000       9,000
      Employer contribution                          140,000     120,000
     ---------------------------------------------------------------------------
      Fair value of plan assets, end of year         299,000     428,000
     ---------------------------------------------------------------------------
      Unfunded status                               (470,000)    (96,000)
      Unrecognized prior service cost                      -    (231,000)
      Unrecognized net actuarial loss                262,000      60,000
     ---------------------------------------------------------------------------
      Accrued benefit cost                         $(208,000)  $(267,000)
     ===========================================================================

Assumptions used in these actuarial valuations were:

     DECEMBER 31,                              1998     1999
     --------------------------------------------------------------
      Discount rate                            7.0%     7.0%
      Expected long-term rate of return        8.0%     7.5%
     ==============================================================

401(K) PLAN

The Company sponsors a defined contribution benefit plan covering substantially all employees. Eligible employees are allowed to contribute up to 6% of their compensation. Company contributions are at the sole discretion of management. There were no contributions for the years ended December 31, 1998 and 1999.

NOTE 8 - STOCKHOLDERS' EQUITY (ALSO, SEE NOTE 16)

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

CAPITAL STOCK

At December 31, 1999, 327,241 shares of common stock were reserved for the exercise of stock warrants, comprised of the unexercised Underwriter's Warrants, of 60,561, 145,000 reserved shares for the 1998 private placement investors, 100,000 for investment advisory firms and 21,680 to other parties (see Warrants below).

On March 9, 1998 the Company's Board of Directors approved an increase in the number of shares of authorized capital stock to 12,000,000, of which 1,000,000 shares were designated as "blank check" preferred stock and 11,000,000 shares were designated as common stock.

PRIVATE PLACEMENTS

In November 1999, the Board of Directors of the Company approved private placements of up to $10 million of defined units which consist of 1,000,000 shares of common stock and 250,000 warrants to purchase common stock. Through December 31, 1999, the Company had raised $5.2 million (which excludes the proceeds from convertible debt subsequently exchanged for units) in connection with this private placement and ceased efforts on additional sales of units in early 2000.

In February 2000, the Board of Directors of the Company approved a private placement of up to $9.9 million of defined units which consist of 900,000 shares of common stock and 225,000 warrants to purchase common stock. Through March 24, 2000, the Company had raised approximately $2.1 million in connection with this private placement.

WARRANTS

As discussed in Note 6, the 1997 Note investors also received warrants to purchase up to 48,872 shares of the Company's common stock. The 1997 Note investors have exercised the warrants in 1999 at an exercise price of $3.54 per share.

In November 1998, the Company entered into an agreement with an investment advisory firm who directly assisted the Company in acquisition efforts. In return for such services, the Company has issued 50,000 warrants to this firm. The warrants have vested and the requisite number of acquisitions have been consummated. The exercise prices of the warrants are $6.60 per share and were based, in part, on the fair market value of the Company's common stock at the date of the agreement. The values ascribed to the warrants have been capitalized and have been amortized over the useful lives of the acquisitions.

In October 1999, the Company entered into a consulting agreement with an investment advisory firm in which the Company agreed to issue: (a) warrants to purchase 50,000 shares of Common Stock at an exercise price of $10.25 per share and (b) warrants to purchase 50,000 shares of Common Stock at an exercise price of $11.25 per share upon the closing of certain mergers or acquisitions to be identified. The exercise prices were based on or set above the fair market value of the Company's common stock at the date of the agreement. In the event that the requisite services are rendered and the warrants are issued, the Company will realize a non-cash charge to operations for the fair value of these warrants. The period(s) that such charge will be recognized over will be determined based upon the nature of the merger or acquisition involved, if any (that is whether the merger is accounted for as a purchase or a pooling of interests).

STOCK AWARDS

The Company has issued 32,500 shares of restricted stock to an officer. The stock awards vest over a four-year period; however, if certain events occur, the unvested portion of the awards will automatically vest. The value ascribed to the stock awards ($309,000) was based, in part, on the fair market values of the Company's common stock on the award dates. Compensation expense for these agreements for the years ended December 31, 1998 and 1999 totaled $31,000 and $77,000, respectively. The Company's liability for the values ascribed to these shares approximates $309,000 and is included in "Deferred Compensation" in the accompanying December 31, 1999 consolidated balance sheet. Such liability is reduced when the shares are formally issued.

STOCK OPTION PLAN

The Company maintains two qualified stock option plans. Under the terms of both plans, the Company has reserved 680,000 shares of common stock for future grants.

Under the Company's Stock Option Plans, the Company may grant incentive stock options to certain officers, employees and directors. The options expire five or ten years from the date of grant. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. At December 31, 1999, the Company could grant an aggregate of 170,450 shares under the plans.

During the year ended December 31, 1998, the Company issued options to outside members of their Board of Directors, which vest over a one-year period. The exercise prices of such options were based on the fair market values of the Company's stock at the grant dates. The related compensation charge totaled $79,000 and $59,000 in 1998 and 1999, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999:

                           Options Outstanding          Options Exercisable
----------------------------------------------------  --------------------------
                                Weighted
                                 Average    Weighted               Weighted
                                Remaining    average                average
                    Number     contractual  exercise     Number    exercise
Exercise Price    Outstanding life (years)    price    exercisable   price
----------------------------------------------------  --------------------------
$6.00 to $6.38     192,658         8.6       $ 6.03      101,681     $ 6.03
$7.25 to $8.63      27,700         8.7         7.76       15,389       7.76
$16.00              17,142         2.54       16.00        6,636      16.00
$20.00 to $21.75   249,658         2.98       21.16       48,087      21.16
$22.00 to $23.438   22,392         4.25       23.30        2,778      23.30
----------------------------------------------------  --------------------------
                   509,550         5.46      $14.62      174,571     $11.00
----------------------------------------------------  --------------------------

There were no option grants prior to the Company's 1998 initial public offering. Transactions under various qualified and non qualified option plans for 1998 and 1999 are summarized as follows:

                                                                 Weighted
                                                                  average
                                                                 exercise
                                                      Shares       price
     ---------------------------------------------------------------------------
     Outstanding at January 1, 1998                        -           -
     Granted                                         267,150       $6.14
     Exercised                                             -           -
     Canceled                                              -           -
     ---------------------------------------------------------------------------
     Outstanding at December 31, 1998                267,150        6.14
     Granted                                         294,942       21.00
     Exercised                                             -           -
     Canceled                                        (52,542)       7.53
     ---------------------------------------------------------------------------
     Outstanding at December 31, 1999                509,550      $14.62
     Options exercisable at December 31, 1999        174,571      $11.00
     ---------------------------------------------------------------------------
     Options available for grant at December 31, 1999 170,450
     ---------------------------------------------------------------------------

Under the accounting provisions of SFAS 123, the Company's 1998 and 1999 pro forma net loss and loss per share would have been:

                                               1998          1999
 --------------------------------------- --------------  ------------
 Net loss                                   $(431,000)   $(6,909,000)
 Net loss per share; basic and diluted          $(.12)        $(1.60)
 --------------------------------------- --------------  ------------

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                              1998           1999
 --------------------------------------- --------------  ------------
 Dividend yield                                 0%               0%
 Expected volatility                         46.1%            45.8%
 Risk-free interest rate                     5.39%            5.25%
 Expected life - years                         10               10
 Weighted average fair value of
  options  granted                          $3.47            $6.22
 --------------------------------------- ---------------  -------------

NOTE 9 - TAXES

Provisions (benefits) for federal and state income taxes consist of the following:

                                                            December 31,
                                                   ---------------------------
                                                            1998        1999
                                                   ---------------------------
Current:
  Federal..........................................    $ 102,000   $(133,000)
  State............................................       47,000     131,000
                                                   ---------------------------
                                                         149,000      (2,000)
                                                   ---------------------------
Deferred:
  Federal..........................................      (91,000)    111,000
  State............................................      (32,000)    (64,000)
                                                   ---------------------------
                                                        (123,000)     47,000
                                                   ---------------------------
  Total income tax provision.......................     $ 26,000    $ 45,000
                                                   ===========================

Deferred tax assets (liabilities) arise from the following temporary differences and are classified as follows:

                                                            December 31,
                                                   ---------------------------
                                                            1998        1999
                                                   ---------------------------
Deferred Tax Asset, Current:
  Accounts receivables ............................    $ (90,000)  $ 104,000
  Accrued compensation.............................      117,000      94,000
  Change in tax status of Spencer..................            -     (90,000)
  Other, net.......................................       15,000           -
  Valuation allowance..............................            -    (108,000)
                                                   ---------------------------
                                                        $ 42,000         $ -
                                                   ===========================
Deferred Tax Asset (Liabilities), Non-Current:
  Intangible assets................................  $ 1,185,000  $1,092,000
  Property and equipment...........................       16,000     228,000
  Other............................................      (11,000)          -
  Tax benefit of state income tax net
    operating loss carryforwards...................            -     304,000
  Tax benefit of federal income tax, net
    operating loss carryforwards...................            -   1,668,000
  Change in tax status of Spencer..................            -     (90,000)
  Valuation allowance..............................   (1,185,000) (3,202,000)
                                                   ---------------------------
                                                         $ 5,000         $ -
                                                   ===========================

Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows:

                                                            December 31,
                                                   ---------------------------
                                                            1998        1999
                                                   ---------------------------

Statutory benefit..................................    $(116,000) $(2,106,000)
State taxes, net of federal benefit................       10,000     (384,000)
Results attributed to DesignFX, Halo, Spectrum
  and Spencer owners...............................       29,000      254,000
Amortization of non-deductible goodwill............       52,000       99,000
Non-deductible expenses............................       45,000       36,000
Increase in deferred income tax valuation allowance            -    2,125,000
Other, net.........................................        6,000       21,000
                                                   ---------------------------
                                                        $ 26,000     $ 45,000
                                                   ===========================

A current benefit of $12,000 related to Entelechy acquisition costs was recognized in the year ended December 31, 1998. The benefit reduced the carrying value of goodwill arising from the acquisition.

Based on an assessment of all available evidence, including 1999 operating results, management does not consider realization of the deferred tax assets generated from operations to be more likely than not, and has established a valuation allowance against the gross deferred tax asset.

The acquisitions of DesignFX and Halo were deemed to be taxable among the parties and, accordingly, the Company was required to revalue the tax bases of the intangible assets of DesignFX and Halo. This revaluation resulted in an excess of tax bases over carrying values. Based on an assessment of the Company's ability to generate taxable income, the Company has established a valuation allowance against this deferred tax asset, since realization of the asset can not be considered to be more likely than not. Management will perform periodic assessments of its ability to generate taxable income and reduce the valuation allowance if realization of the asset is considered more likely than not. For federal and state income tax purposes, the Company will amortize this intangible asset over a period of 15 years.

As of December 31, 1999, the Company had available federal and state net operating loss carryforwards of approximately $4,906,000 and $5,238,000 which expire in 2019 and 2006, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases facilities and equipment under operating leases and subleases expiring through December 2004. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 1999, future net minimum annual rental payments under non-cancelable leases are as follows:

YEAR ENDING DECEMBER 31,            AMOUNT
-------------------------        ---------
2000                            $1,800,000
2001                             1,555,000
2002                             1,064,000
2003                               530,000
2004                               265,000
                              ------------
   Total                        $5,214,000
                              ============

Total rental expense for the years ended December 31, 1998 and 1999 was approximately $451,000 and $1,219,000, respectively.

EMPLOYMENT AGREEMENTS

The Company has entered into employment and consulting contracts with certain officers and employees, which provide for minimum annual salaries to be paid over specified terms. Future commitments for such payments (including those to individuals employed by digital fusion [see Note 16]) were as follows:

YEAR ENDING DECEMBER 31,            AMOUNT
-------------------------        ---------
2000                            $2,383,000
2001                             1,059,000
2002                               490,000
2003                               128,000
                              ------------
   Total                        $4,060,000
                              ============

NOTE 11 - RELATED PARTY TRANSACTIONS

FINANCING TRANSACTIONS

At December 31, 1997, certain of the Company's stockholders held promissory notes made by the Company in the aggregate original principal amount of $95,000. These notes accrued interest of 6% and were paid off in 1998. Interest expense for the year ended December 31, 1998 amounted to $2,000.

Certain relatives of the Company's executive officers were 1997 Note investors. The terms of such borrowings are the same as those afforded to other investors (see Note 6).

DesignFX had a non-interest bearing demand note payable to an owner. The amount of the note totaled $15,000 and was paid off in 1998. The imputed interest expense for the year ended December 31, 1998 was not material.

GUARANTEES

Certain executive officers, who are also stockholders of the Company, have provided, at no cost to the Company, personal guarantees of certain obligations of the Company. The amount of obligations subject to these guarantees totaled $72,000 and $21,000 at December 31, 1998 and 1999, respectively.

OTHER TRANSACTIONS (ALSO SEE NOTE 8)

During 1999, an outstanding advance to an officer of $70,000 was charged to operations in the form of employee compensation.

In 1998 and 1999 Spencer and Spectrum distributed an aggregate $290,000 and $329,000, respectively, of cash to its shareholders.

NOTE 12 - CASH FLOW INFORMATION

As disclosed in Note 3, the Company has consummated various asset acquisitions in 1998 and 1999. In conjunction with such acquisitions, liabilities were assumed as follows:

                                        1998         1999
                                    -----------  -----------
Fair value of assets acquired        $1,010,000  $5,670,000
Cash proceeds                            50,000   1,857,000
Fair value of issued common stock       700,000   2,765,000
                                    -----------  -----------
Liabilities assumed                   $ 260,000  $1,048,000
                                    ===========  ===========

Cash paid for interest and income taxes are as follows:

                                        1998         1999
                                    -----------  -----------
Interest                               $109,000   $38,000
Income Taxes                            197,000    50,000
                                    ===========  ===========

During 1999, the Company converted $600,000 of debt and $310,000 of deferred compensation liabilities into common stock. In 1999, the carrying values of IS acquisitions were increased and a liability established by $546,000 to reflect common stock likely to be issued. In 1998, the Company acquired $32,000, of equipment subject to capital lease obligations. In 1998, a demand note of $150,000 was settled through the issuance of 25,000 shares of Company common stock.

NOTE 13 - MAJOR CLIENTS OF THE COMPANY

One client accounted for 23% and 15% of the Company's revenues for the years ended December 31, 1998 and 1999, respectively. One consulting project provided to the same client accounted for 18% of the Company's revenues for the year ended December 31, 1998.

NOTE 14 - SEGMENT INFORMATION

The Company operates in two segments: Professional Services and Web-Site Hosting ("Professional Services") and IS. The Professional Services segment consists primarily of custom programming for Intranet and Internet applications (including distance learning and e-commerce), web-site development and maintenance, programming and hosting services. Professional Services also provides full service network solutions including planning, consulting, installation and maintenance. The IS Segment provides dedicated lease line, frame relay and digital subscriber line communications, dial-up access and mail services. All segments provide services to customers located in the United States. The Corporate segment provides internal administrative, marketing and treasury services. There are no revenues generated by the Corporate segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates segment performance based on net income or loss.

There were no intersegment sales and transfers during the years ended December 31, 1998 and 1999.

The Company's reportable segments were strategic business units that offer different products and services. They have been managed separately because each business requires different technological and marketing strategies.

Segment information as of and for the years ended December 31, 1998 and 1999 are as follows (in thousands):

                               Professional
December 31, 1998                Services         IS     Corporate    Total
--------------------------------------------------------------------------------
Revenues                          $13,912      $1,301        $-     $15,213
Cost of services                    8,907       1,300         -      10,207
--------------------------------------------------------------------------------
Gross profit                        5,005           1         -       5,006
Selling, general & administrative   4,146         251       508       4,905
Amortization of intangible assets     154          19         -         173
Non-cash compensation expense           -           -       290         290
Merger expenses                         -           -       109         109
--------------------------------------------------------------------------------
Operating income (loss)               705        (269)     (907)       (471)
Interest expense                        -           -      (129)       (129)
Interest income                         -           -       185         185
Other income (expense), net             -           -        75          75
Income tax (provision) benefit       (332)        108       198         (26)
--------------------------------------------------------------------------------
Net loss                             $373       $(161)    $(578)      $(366)
================================================================================
Allocated assets                   $3,532         $84    $7,560     $11,176
================================================================================
Expenditures for allocated assets    $244        $336      $171        $751
================================================================================

                               Professional
December 31, 1999                Services         IS     Corporate    Total
--------------------------------------------------------------------------------
Revenues                          $14,706      $4,068        $-     $18,774
Cost of services                    9,676       3,172       155      13,003
--------------------------------------------------------------------------------
Gross profit                        5,030         896      (155)      5,771
Selling, general & administrative   5,328       1,543     3,674      10,545
Amortization of intangible assets     218         296         -         514
Non-cash compensation expense         197           -       135         332
Merger expenses                         -           -       232         232
--------------------------------------------------------------------------------
Operating income (loss)              (713)       (943)   (4,196)     (5,852)
Interest expense                        -           -       (81)        (81)
Interest income                         -           -       116         116
Loss on disposal of assets              -        (350)        -        (350)
Other income (expense), net             -           -       (26)        (26)
Income tax (provision) benefit        (45)          -         -         (45)
--------------------------------------------------------------------------------
Net income (loss)                   $(758)      $(1,293) $(4,187)    $(6,238)
================================================================================
Allocated assets                   $4,512        $4,301   $4,662     $13,475
================================================================================
Expenditures for allocated assets  $    -        $    -     $277        $277
================================================================================


NOTE 15 - FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 1998, the Company recognized, as changes in estimates, the pre-tax effects of: (i) reducing liabilities accrued in previous years by $55,000 (included in other (income) expense, net), (ii) reducing the allowance for doubtful accounts by $44,000 and (iii) reducing a current year royalty liability by $37,000. The Company incurred charges of $109,000 for fees and costs associated with the acquisitions of DesignFX and Halo in the fourth quarter of 1998. Management fee expenses allocated to Halo from a related party totaling $90,000 through September 30, 1998 were eliminated in the fourth quarter of 1998.

In the fourth quarter of 1999, the Company recognized, as changes in estimates, the pre tax effects of (i) increasing the allowance for doubtful accounts by $100,000, and (ii) increased employee benefit expenses of $88,000. The Company also recognized a loss of $350,000 on the sale of certain IS businesses and interest expense of $43,000 on warrants granted on the convertible debt (see
Note 6).

NOTE 16- SUBSEQUENT EVENT

On March 1, 2000 the Company signed an agreement to purchase the outstanding stock of digital fusion, inc. ("digital fusion") in return for 975,000 shares (50,000 shares of which will be reserved upon settlement of certain matters) and $500,000 of a subordinated note (accruing 6% per annum) and assumption of debt totaling $4.2 million. digital fusion is a Tampa, Florida based provider of e-business professional services to a wide array of commercial businesses. Certain digital fusion officers and employees will also receive non qualified options to purchase 470,000 shares of Company common stock; such options will vest over a period of 3 years. Of the assumed $4.2 million of debt, $3.3 million is secured and payable in 2000.

The following summarized, unaudited pro forma information for the year ended December 31, 1999 assumes that the acquisition of Digital Fusion had occurred on January 1, 1999:

                                Unaudited
                              ------------
Net revenues                   $30,874,000
Operating loss                 (8,553,000)
Net loss                       (9,226,000)
Loss per share:
  Basic and diluted            $    (1.75)
                              ============

The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles arising from the acquisition ($3,167,000) reduced interest expense from the conversion of digital fusion debt prior to closing ($203,000) and the pro forma operating results of a digital fusion acquisition in April 1999. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1999, or of future results of the combined companies.