Form 10QSB
period 2000-03-31
IBS INTERACTIVE INC
filed 2000-05-15
CIK 1057257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000 (First quarter of fiscal 2000)

                                       OR

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

    As of May 10, 2000, 6,753,895 shares of the issuer's common stock, par value $.01 per share, were outstanding.

    Transitional  Small Business  Disclosure  Format (check one): Yes |_| No |X|

================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheet as of March 31, 2000
         (unaudited)....................................................      1

      Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2000 and 1999 (unaudited)............      3

      Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2000 and 1999 (unaudited)............      4

      Notes to Condensed Consolidated Financial Statements..............      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS...............................      8


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................     13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................     14

SIGNATURES..............................................................     15

                                       PART 1
                                FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS.


                               IBS INTERACTIVE, INC.
                        Condensed Consolidated Balance Sheet
                             (unaudited, in thousands)



       ASSETS                                                   MARCH 31, 2000
                                                                --------------

       Current Assets
            Cash and cash equivalents........................   $    2,007
            Accounts receivable (net of allowance for doubtful
              accounts of $578)..............................        6,493
            Prepaid expenses.................................          450
            Income tax receivable............................          164
                                                                -----------
                   Total Current Assets......................         9,114
                                                                -----------
       Property and equipment, net...........................         2,070
       Intangible assets, net................................        19,755
       Other assets..........................................           256
                                                                ------------

                   TOTAL ASSETS..............................    $   31,195
                                                                 ==========






       See Accompanying Notes to Condensed Consolidated Financial Statements.

                               IBS INTERACTIVE, INC.
                        Condensed Consolidated Balance Sheet
                  (unaudited, in thousands, except share amounts)


      LIABILITIES & STOCKHOLDERS' EQUITY                          MARCH 31, 2000
                                                                  --------------
      Current Liabilities
         Long-term debt and capital lease obligations, current     $     3,449
         portion............................................
         Accounts payable and accrued expenses..............             2,991
         Deferred revenue...................................               380
                                                                   -----------

              Total Current Liabilities.....................             6,820
                                                                    ----------


      Long-term debt and capital lease obligations..........             1,304
      Acquisition liabilities...............................               455
      Deferred compensation.................................               590
                                                                  ------------

         Total Liabilities..................................             9,169
                                                                   -----------



      Stockholders' Equity
         Preferred Stock, $.01 par value, authorized 1,000,000
            shares, none issued and outstanding.............
                                                                            --
         Common Stock, $.01 par value, authorized 11,000,000
            shares, 6,173,825 shares issued and
            outstanding.....................................                62
         Additional paid in capital.........................            33,446
         Accumulated deficit................................           (11,482)
                                                                  -------------

         Total Stockholders' Equity.........................            22,026
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............         $  31,195
                                                                     =========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
          Condensed Consolidated Statements of Operations For the three months ended March 31, 2000 and 1999
              (unaudited, in thousands, except per share amounts)


                                            For the three months ended March 31,
                                                    2000           1999
                                                    ----           ----

Revenues.................................       $   5,412         $    4,017
Cost of services.........................           4,300              2,502
                                                ---------         ----------
Gross profit.............................           1,112              1,515
Operating expenses:
  Selling, general and administrative....           3,462              1,693
  Amortization of intangible assets......             391                 65
  Compensation expense - non-cash........             237                 84
  Severance and restructuring............             865                  0
  Merger expenses........................               0                 28
                                                ---------         ----------
Operating loss...........................          (3,843)              (355)
Interest expense (income), net...........              (1)               (25)
                                                ---------         ----------
Loss before income taxes.................          (3,842)              (330)

Tax (provision) benefit..................              (5)               122
                                                ---------         ----------
Net loss.................................       $  (3,847)        $     (208)
                                                =========         ==========
Loss per share
 Basic and diluted.......................       $    (.72)        $     (.05)
                                                =========         ==========
 Weighted average common shares
 outstanding
 Basic and Diluted.......................           5,377              4,099





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
          Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2000 and 1999
                            (unaudited, in thousands)



                                                    Three months ended March 31,
                                                      2000              1999
                                                     ------             ------

Cash Flows used in Operating
Activities.......................................   $ (2,920)           $  (162)

Cash Flows used in Investing Activities..........        (33)              (892)

Cash Flows provided by (used in)
Financing Activities.............................       2,068               (28)
                                                     --------            ------

NET DECREASE IN CASH
and CASH EQUIVALENTS.............................        (885)           (1,082)

CASH and CASH EQUIVALENTS
AT BEGINNING OF PERIOD...........................       2,892             5,532
                                                     --------            ------

CASH and CASH EQUIVALENTS
AT END OF PERIOD.................................    $  2,007           $ 4,450
                                                     ========           =======















     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENT PRESENTATION

a. The condensed consolidated interim financial statements of IBS Interactive, Inc. ("IBS," or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments and severance/restructuring charges) necessary for a fair presentation of the information shown herein have been included.

     Previously issued consolidated financial statements and notes thereto for the three months ended March 31, 1999 have been restated, as required, to reflect the June 1999 business combination (accounted for as pooling-of-interests) of Spencer Analysis, Inc. ("Spencer").

     The results of operations and cash flows for the three months ended March 31, 2000 presented herein are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2000.

2.   BUSINESS COMBINATIONS

PURCHASE ACQUISITION

     On March  1,  2000,  the  Company  signed  an  agreement  to  purchase  the outstanding stock of digital fusion, inc. ("digital fusion") in return for 975,000 shares of unregistered common stock (50,000 shares of which will be reserved pending settlement of certain matters), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. digital fusion is a Tampa, Florida-based provider of e-Business professional services. Of the assumed $4.2 million of debt, $3.4 million bears an interest rate of prime rate plus 2% and is secured by substantially all of the assets of the Company. At present, management expects this amount will be paid down in full in the second and third quarter of 2000 with the final payment due on August 29, 2000.

     The following summarized, unaudited pro forma information for the year ended December 31,1999 and the three months ended March 31, 2000, assumes that the acquisition of digital fusion had occurred on January 1, 1999:

                                            DECEMBER 31, 1999     MARCH 31, 2000
                                            -----------------     --------------
           Net Revenues................        $30,874,000          $7,082,000
           Operating loss..............         (8,989,000)         (4,707,000)
           Net loss....................         (9,658,000)         (4,745,000)
           Loss per share:
                Basic and Diluted......            $ (1.83)             $ (.78)

     The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles arising from the acquisition ($3,167,000 in 1999 and $281,000 in 2000, reduced interest expense from the conversion of digital fusion debt prior to closing ($203,000 in 1999 and $60,000 in 2000) and the pro forma operating results of a digital fusion acquisition in April 1999. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1999 or 2000 or of future results of the combined operations.

     The value ascribed to the consideration of stock, equity instruments, debt and related costs ($19.2 million) less the fair market value of net assets acquired ($3.1 million) resulted in goodwill of $16.1 million. Goodwill will be amortized over a life of 5 years.

     Due to the recent closing of the digital fusion acquisition, the Company utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the unaudited March 31, 2000 consolidated balance sheet after a more extensive review of fair values of the assets and liabilities is completed. As noted earlier the Company has reserved 50,000 shares of common stock for possible issuance pending the resolution of certain matters.

3.   SEVERANCE AND RESTRUCTURING EXPENSES

     During the three months ended March 31, 2000, the Company enacted a reduction in force and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000 which is comprised of the exit costs of this business and impairment losses on the value of related assets. Writeoffs and costs charged against the reserves and liabilities totaled $337,000 through March 31, 2000.

4.   INCOME TAXES.

     The Company has not recognized an income tax benefit for its operating loss generated in the three-month period ended March 31, 2000 based on uncertainties concerning its ability to generate sufficient taxable income in future periods. The tax provision for the three month period ended March 31, 2000 is comprised of a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. At March 31, 2000 income tax receivables are comprised of principally tax loss carrybacks, the realization of which, at present, is considered to be more likely than not.

5.   STOCKHOLDERS' EQUITY

     In March 2000, the Company consummated the acquisition of digital fusion and in connection therewith issued up to 975,000 shares of its common stock (50,000 shares of which will be reserved pending settlement of certain matters).

     The Company issued 108,302 shares of reserved common stock in the three month period ended March 31, 2000 in connection with the resolution of contingencies in 1999 acquisitions.

     In the first quarter of 2000, the Company approved the release of unearned shares of common stock related to the 1998 acquisition of Entelechy, Inc. ("Entelechy"). Under terms of the original agreement, such reserved shares were to be earned ratably over a three year period ending January 31, 2001. Since the condition of continued employment for the release of such shares has been waived, the Company recognized a non-cash compensation charge of $214,000 in the quarter ended March 31, 2000.

     In addition, during the three-month period ended March 31, 2000, the Company granted 138,500 options to employees pursuant to its 1999 Stock Option Plan. Certain digital fusion officers and employees have been granted non-qualified options to purchase 470,000 shares of Company common stock; 25% of such options vested immediately, and as such, have been treated as consideration in determining the purchase price of digital fusion and the remaining options will vest over a period of 3 years of continued employment. These options have an exercise price of $10.49 per share.

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

     We commenced operations in June 1995 as an ISP offering Web-site hosting services. Since April 1996, we have acquired: Interactive Networks, Inc.; Mordor International; AllNet; Entelechy, Inc.; JDT WebwerX LLC; DesignFX Interactive, LLC; MBS, Inc.; Halo Network Management, LLC; substantially all of the assets of Mainsite Communications; the Renaissance division of PIVC, LLC; substantially all of the assets of EZ-Net, Inc.; the ADViCOM division of Multitronics, Inc.; Spectrum Information Systems, Inc.; Millennium Computer Applications, Inc.; Realshare, Inc.; substantially all of the assets of Planet Access, Inc.; Spencer Analysis, Inc.; Jaguar Systems, Inc; substantially all of the assets of Florence Business Net; and digital fusion, inc. We began to provide e-Business and IT professional services in April 1996 and have increasingly emphasized such services.

     We are currently evaluating strategic alternatives and options relating to our Internet Access Services business, which may include the possible sale of all or a portion of our remaining Internet Access Services business. At March 31, 2000, our Internet Access Services business had over 16,000 dial-up subscribers, 250 digital subscriber line accounts, and 47 dedicated line accounts. Total assets, revenues, and operating losses of the Internet Access Services segment as of and for the three months ended March 31, 1999 and 2000 are as follows:

------------------------------------------------------------------------------

                                         1999               2000
                                         ----               ----
Total Assets...................     $2,313,000          $4,342,000
---------------------------------------------------------------------
Revenues.......................       $439,000          $1,175,000
---------------------------------------------------------------------
Operating Losses...............      ($658,000)          ($474,000)
---------------------------------------------------------------------



     No assurances can be given that if our remaining Internet Access Services assets are sold that the transaction(s) will not result in a loss, since the ultimate proceeds are subject to a number of uncertainties that management is unable to predict with a high degree of certainty at this time. Such uncertainties include, but are not limited to, future market conditions and the availability of buyer(s) willing to purchase the assets on terms acceptable to us.

     For the three months ended March 31, 2000, Professional Services and Web-Site Hosting accounted for approximately 78% of our revenues, and Internet

Access Services accounted for approximately 22% of our revenues, as compared to 89% and 11%, respectively, for the three months ended March 31, 1999. Our Professional Services and Web-Site Hosting business segment generally produces higher profit margins than our Internet Access Services business segment.

2000 ACQUISITION

PURCHASE

     On March 1, 2000, we entered into an agreement to purchase the outstanding stock of digital fusion, inc. ("digital fusion"), in exchange for 975,000 shares (50,000 shares of which will be reserved pending settlement of certain matters), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. digital fusion is a Tampa, Florida-based provider of e-Business professional services. Of the assumed $4.2 million of debt, $3.4 million bears interest of the prime rate plus 2% and is secured by substantially all of the assets of the Company. At present, management expects this amount will be paid down in full in the second and third quarter of 2000 with the final payment due on August 29, 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors, risks and uncertainties including those set forth in the Company's Form 10-KSB for 1999 in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance." Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

     REVENUES. Revenues increased by $1,395,000, or 35%, from $4,017,000 for the three months ended March 31, 1999 ("1999"), to $5,412,000 for the three months ended March 31, 2000 ("2000"). Professional Services and Web-Site Hosting revenues increased by $660,000, or 18%, from $3,578,000 in 1999 to $4,238,000 in
2000. Internet Access Services revenues increased by $736,000, or 168%, from $439,000 in 1999 to $1,175,000 in 2000.

     The increase in Professional Services and Web-Site Hosting revenues was primarily due to Web programming and consulting services including revenue of $890,000 generated by digital fusion in 2000. The increase in Internet Access Services revenues was primarily due to the timing of Internet Service Provider ("ISP") acquisitions in 1999.

     COST OF SERVICES. Cost of services for Professional Services and Web-Site Hosting consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to clients and equipment costs for Web-site hosting and fees paid to outside consultants engaged for client projects. Cost of services for Internet Access Services consists of personnel and equipment expenses relating to the operation of the network. Cost of services increased by $1,798,000, or 72%, from

$2,502,000 for 1999 to $4,300,000 for 2000. Professional Services and Web-Site Hosting cost of services increased by $1,296,000 or 77% from $1,680,000 in 1999 to $2,976,000 in 2000. Internet Access Services cost of services increased by $502,000 or 61% from $822,000 in 1999 to $1,324,000 in 2000.

     The increase in Professional Services and Web-Site Hosting cost of services was primarily due to increased direct payroll costs and increased purchases of software and equipment for resale. The increase in Internet Access Services cost of services was primarily due to direct payroll, network and equipment cost increases arising from the growth of the business related to the acquisition of several ISPs during 1999.

     GROSS PROFIT. Our gross profit was $1,515,000, or 38%, of revenues in 1999 and $1,112,000, or 21%, of revenues in 2000. The decrease in gross profit as a percentage of sales was primarily due to the increase in direct costs in The
Company's Professional Services and Web-Site Hosting business segment. Professional Services and Web-Site Hosting gross profit decreased by $636,000 or 34%, from $1,898,000 in 1999 to $1,262,000 in 2000. Internet Access Services
gross profit deficit decreased by $234,000 from a deficit of $383,000 in 1999 to a gross profit deficit of $149,000 in 2000.

     The decrease in Professional Services and Web-Site Hosting gross profit was primarily due to increased direct payroll costs and increased purchases of software and equipment for resale. The decrease in Internet Access Services gross profit deficit was primarily due to increased revenues related to the acquisition of several ISPs during the second and third quarters of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance and sales and marketing personnel, administrative personnel, as well as professional fees and other costs associated with the administration of the Company.

     Selling, general and administrative expenses increased by $1,769,000, or 104%, from $1,693,000 in 1999 to $3,462,000 for 2000. Such increase was primarily due to the Company's hiring of additional marketing and sales personnel, and the hiring of additional administrative personnel to support the increase in our professional services personnel and client bases, as well as increased rent, telephone and utilities costs and professional fees.

     Professional Services and Web-Site Hosting selling, general and administrative expenses increased by $617,000, or 47%, from $1,306,000 in 1999 to $1,923,000 in 2000. Internet Access Services selling, general and administrative expenses increased by $115,000, or 55%, from $210,000 in 1999 to $325,000 in 2000. The increase in Professional Services and Web-Site Hosting selling, general and administrative expenses was primarily due to the hiring of additional marketing and sales personnel. The increase in Internet Access Services selling, general and administrative expenses was primarily due to increased salaries and overhead costs associated with the ISPs acquired in 1999. Corporate selling, general and administrative expenses increased by $1,037,000, or 586%, from $177,000 in 1999 to $1,214,000 in 2000. The increase in corporate selling, general and administrative expenses was primarily due to increased professional and overhead costs associated with the Company's growth and acquisitions.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $326,000, from $65,000 for 1999 to $391,000 for 2000. This increase is primarily due to the amortization of intangible assets (customer lists and goodwill), related to the ISP acquisitions made throughout 1999 and one month of amortization related to intangible assets arising from the acquisition of digital fusion. Amortization expense will significantly increase in future periods as a result of the Company's acquisition of digital fusion in March 2000.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense increased from $84,000 in 1999 to $237,000 in 2000. This increase was primarily due to the charge related to the release of Entelechy reserved shares (see Note 5).

     MERGER RELATED EXPENSES. During 2000 we did not incur any merger related expenses. During 1999 we incurred charges of $28,000 for fees and costs associated with the acquisition of Halo and Spectrum. Such 1999 amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

     SEVERANCE AND RESTRUCTURING EXPENSES. During the three months ended March 31, 2000, the Company enacted a reduction in force and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000 which is comprised of the exit costs of this business and impairment losses on the value of related assets. During 1999 we did not incur any such charges.

     INTEREST EXPENSE. Interest expense consists of interest on indebtedness and capital leases and financing charges incurred in connection with financing efforts. Interest expense was $20,000 and $28,000, respectively, for 1999 and 2000. Interest expense is expected to increase substantially in the future as a result of our assumption of approximately $4.2 million of indebtedness in connection with our acquisition of digital fusion in March 2000.

     INTEREST INCOME. Interest income decreased from $45,000 in 1999 to $29,000 in 2000 due to a decrease in our cash position in 2000 relative to 1999 as a result of the timing of our private placement financings in 1999 and 2000.

     INCOME TAXES. Income taxes decreased from a benefit of $122,000 to a provision of $5,000 due principally to a valuation allowance established against deferred tax assets arising from net operating losses and other temporary differences.

     NET LOSS. As a result of the foregoing, we recognized a net loss of $3,847,000 for the three months ended March 31, 2000 compared to a net loss of $208,000 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we commenced a $9.9 million private placement consisting of units of common stock and warrants (the "2000 Private Placement"). Each unit ( the "Units") was offered at a price of $110,000 and consisted of 10,000 shares of common stock and three-year warrants to purchase 2,500 shares of common stock at a price of $13.75 per share. Through March 31, 2000, we had received $2,068,000 in net proceeds from the 2000 Private Placement. The expected uses of proceeds for amounts raised in the 2000 Private Placement is repayment of bank debt, expansion of sales and marketing efforts, and for working capital and general corporate purposes.

     In April 2000, we received additional net proceeds of $5,329,000 before terminating the 2000 Private Placement. Of this amount, TeKBanC.com Limited ("TeKBanC.com") purchased $5 million in 45.45 of the Units. Ahmed Al-Khaled, Chief Operating Officer of TeKBanC.com, joined our Board of Directors in April 2000 and, in that capacity, received three-year warrants to purchase 60,000 shares of common stock at $13.75 per share. Mr. Al-Khaled was named to the Executive Committee of the Board of Directors of the Company in April 2000. TeKBanC.com also has the right to purchase an additional 45.45 units consisting of 454,545 shares of common stock at a price of $11.00 per share and three-year warrants to purchase 113,636 shares of common stock at an exercise price of $13.75 per share. TeKBanC.com's right to exercise this option expires on August 1, 2000.

     Net cash used in operating activities increased from $162,000 used in 1999 to $2,920,000 used in 2000. This change was primarily attributable to operating results that produced a net loss in the amount of $3,847,000 for the three months ended March 31, 2000, compared to a net loss of $208,000 for the corresponding three month period in 1999.

     Net cash used in investing activities decreased from $892,000 in 1999 to $33,000 in 2000. The decrease is due to increased capital expenditures in 1999 principally related to the expansion and enhancement of the Company's network and acquisition of five ISPs during the first quarter of 1999.

     Net cash used in financing activities was $28,000 in 1999, compared to $2,068,000 provided in 2000. This change is primarily attributable to the proceeds raised in the 2000 Private Placement.

     At March 31, 2000, we had capital lease obligations in the aggregate amount of $12,000. These capital lease obligations are secured by the personal guarantees of Messrs. Loglisci, Frederick and Altieri and, in addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

     In May 1998, we secured equipment lines of credit from three equipment vendors, each in the amount of $500,000. There were no borrowings outstanding under these lines of credit at March 31, 2000.

     Our working capital at March 31, 2000 was $2,294,000. We believe that operating cash flow generated through existing customers, new business activities and cost reduction efforts, current cash and cash equivalents and working capital levels, and the 2000 Private Placement will be sufficient to fund operating cash flow needs, debt principal payment obligations, and capital expenditures for the foreseeable future. At present, management expects that $3.4 million in bank debt will be paid down in full in the second and third quarter of 2000 with the final payment due on August 29, 2000. Our current estimate of capital expenditures for the year ending December 31, 2000 is $250,000. In the event that we are unsuccessful in reducing our operating losses for the balance of 2000, we will be required to re-examine our current business plans and seek alternative financing. No assurances can be given that alternative financing will be available on terms acceptable to us.

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     I. As part of our acquisition of Entelechy, Inc., in January 1998, on February 29, 2000 we issued 84,808 shares of common stock to the former shareholders of Entelechy, Inc. who are also employees of the Company. Because this issuance did not involve any public offering, we claimed exemption from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

     II. On January 12, 2000, we entered into a consulting agreement with EBI Securities, Inc. ("EBI"), in which we agreed to issue EBI warrants to purchase 50,000 shares of common stock at an exercise price of $12.50 per share upon the closing of certain mergers or acquisitions to be identified. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     III. In connection with the 2000 Private Placement, during the 1st and 2nd quarters of 2000 we issued 684,500 shares of our common stock at a price of $11 per share and three-year redeemable warrants to purchase 171,125 shares of our common stock at an exercise price of $13.75 per share. In addition, on May 11, 2000 we issued a three-year warrant to purchase 11,945 shares of our common stock at an exercise price of $13.75 per share to LaSalle St. Securities, LLC in consideration for their services as placement agent for the 2000 Private Placement. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     IV. In connection with our merger with digital fusion, inc., on March 1, 2000 we issued 925,000 shares of common stock in exchange for all of the issued and outstanding common stock of digital fusion, inc., and may issue an additional 50,000 shares upon settlement of certain matters, pursuant to the related Agreement and Plan of Merger. In addition, we issued a $500,000 subordinated note accruing 6% per annum) to the former shareholders of digital fusion, inc. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     V. On March 1, 2000 we granted non-qualified options to purchase 470,000 shares of common stock to certain of the former employees of digital fusion, inc.; 25% of such options vested upon grant and the remaining options will vest over a period of 3 years of continued employment. Because this issuance did not involve any public offering, we claimed exemption from registration under the
Section 4(2) of the Act.

     VI. As part of our acquisition of the Renaissance Internet Access division of PIVC, LLC on February 22, 1999, on March 1, 2000 we issued 12,585 shares of common stock that had been held in reserve to PIVC, LLC pursuant to the terms of the related Purchase Agreement. Because this did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     VII. As part of our acquisition of Spectrum Information Systems, Inc. on March 31, 1999, on March 30, 2000 we issued 10,909 shares of common stock that had been held in reserve to the former shareholders of Spectrum Information Systems, Inc., pursuant to the terms of the related Acquisition Agreement. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

        The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

             EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT

                 27.1 Financial Data Schedule for the three-month period ended March 31, 2000.

(b)   Reports on Form 8-K.

     On March 24, 2000, the Company filed a Report with the SEC on Form 8-K, under Item 2, to report that it had entered into an Agreement and Plan of Merger (the "Agreement") with Sean D. Mann, Roy E. Crippen III, Michael E. Mandt, Ali
A. Husain, Robert E. Siegmann, digital fusion inc., a Florida corporation ("digital fusion"), and Digital Fusion Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBS ("DFAC"). Pursuant to the terms of the Agreement, digital fusion merged with DFAC and became the surviving entity. In exchange for all of the issued and outstanding shares of digital fusion, IBS issued 925,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), and reserved an additional 50,000 shares of Common Stock for potential later issuance. digital fusion provides e-business services and is based in Tampa, Florida.

     The Company will file the financial statements required by Items 7(a) and 7(b) of Form 8-K on or before May 16, 2000.

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IBS INTERACTIVE, INC.


      Date:  May 15, 2000
                                                By:/s/ Nicholas R. Loglisci, Jr.
                                                   ----------------------------
                                                Name:   Nicholas R.Loglisci, Jr.
                                                Title:  President and Chief
                                                        Operating Officer
                                                        (Principal Executive
                                                         Officer)

      Date: May 15, 2000
                                                By:/s/ Howard B. Johnson
                                                   ----------------------------
                                                Name:    Howard B. Johnson
                                                Title:   Chief Financial
                                                         Officer
                                                         (Principal Financial
                                                         and Accounting
                                                         Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

  27         FINANCIAL DATA SCHEDULE FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
             2000.