Form 10QSB
period 2000-06-30
IBS INTERACTIVE INC
filed 2000-08-14
CIK 1057257

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000 (Second quarter of fiscal 2000)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _____________ to _____________

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

          _____________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No  |_|

         As  of   August 10, 2000,    6,753,895  shares of  the issuer's  common
stock, par value $.01 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|

================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet as of June 30, 2000
     (unaudited)..........................................................    1

     Condensed Consolidated Statements of Operations for the three and
     six months ended June 30, 2000 and 1999 (unaudited)..................    3

     Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and 1999 (unaudited)......................    4

     Notes to Condensed Consolidated Financial Statements.................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................    8

PART II. OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   15

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   16

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K..................................   17

SIGNATURES................................................................   18

                                     PART 1

                              FINANCIAL INFORMATION

 TEM 1.    FINANCIAL STATEMENTS.

                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                            (unaudited, in thousands)

ASSETS                                                         JUNE 30, 2000
                                                               -------------


Current Assets

       Cash and cash equivalents...............................    $     3,390
       Accounts receivable (net of allowance for doubtful
          accounts of $660)....................................          6,497
       Prepaid expenses........................................            374
       Income Tax Receivable...................................            163
       Assets Held for Sale....................................          2,000
                                                                    ----------
                  Total Current Assets.........................         12,424
                                                                    ----------
Property and equipment, net....................................          1,929
Intangible assets, net.........................................         15,615
Other assets...................................................            274
                                                                    -----------


                   TOTAL ASSETS................................     $   30,242
                                                                    ===========






     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                 (unaudited, in thousands, except share amounts)


LIABILITIES & STOCKHOLDERS' EQUITY                                                JUNE 30, 2000
                                                                                  -------------
Current Liabilities

     Long-term debt and capital lease obligations, current portion.............     $     2,558
     Accounts payable and accrued expenses.....................................           2,439
     Accrued Liabilities on Sale of Discontinued Operations ...................           1,359
     Deferred revenue..........................................................             257
                                                                                    -----------

           Total Current Liabilities...........................................           6,613
                                                                                    -----------


Long-term debt and capital lease obligations....................................            982
Deferred compensation...........................................................            590
Accrued Liabilities on Sale of Discontinued Operations..........................            599
                                                                                    -----------

     Total Liabilities..........................................................          8,784
                                                                                    -----------



Stockholders' Equity

     Preferred Stock, $.01 par value, authorized 1,000,000 shares, none issued
         and outstanding........................................................             --
     Common Stock, $.01 par value, authorized 11,000,000 shares,
         6,753,895 shares issued and outstanding................................             66
     Additional paid in capital.................................................         38,866
     Accumulated deficit........................................................        (17,474)
                                                                                    ------------

     Total Stockholders' Equity.................................................          21,458
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................    $     30,242
                                                                                     ============





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                             Condensed Consolidated
                        Statements of Operations For the
                three and six months ended June 30, 2000 and 1999
          (unaudited, in thousands, except share and per share amounts)


                                                  For the six months ended June 30,  For the three months ended June 30,
                                                          2000            1999            2000          1999
                                                      ------------    -----------    -----------    -----------
Revenues ...........................................        11,197    $     7,616    $     6,713    $     4,027
Cost of services ...................................         7,702          4,491          4,464          2,573
                                                       -----------    -----------    -----------    -----------
Gross profit .......................................         3,495          3,125          2,249          1,454
Operating expenses:
     Selling, general and administrative ...........         6,771          3,630          3,719          2,114
     Amortization of intangible assets .............         1,390            224          1,011            144
     Compensation expense - non-cash ...............           237            188              0            105
     Severance and restructuring ...................           865              0              0              0
     Merger expenses ...............................             0            137              0            109
                                                        -----------    -----------    -----------    -----------
Operating loss .....................................        (5,768)        (1,054)        (2,481)        (1,018)
Interest expense (income), net .....................            51            (67)            52            (24)
                                                        -----------    -----------    -----------   ------------

Income Loss from continuing operations before
income taxes .......................................        (5,819)          (987)        (2,533)          (994)


Tax Benefit (provision) ............................           (11)            77             (6)           (45)

Income Loss from continuing operations .............        (5,830)          (910)        (2,539)        (1,039)

Loss from discontinued operations ..................          (798)          (512)          (242)          (275)

Loss on disposal of discontinued operations ........         (3,383)             0         (3,383)             0



Net income (loss) ..................................   $   (10,011)   $    (1,422)   $    (6,164)   $    (1,314)
                                                       ===========    ===========    ===========    ===========
Earnings (loss) per share from continuing operations
Basic and Diluted ..................................   $     (0.97)   $     (0.22)   $     (0.39)   $     (0.25)
                                                       ===========    ===========    ===========    ===========
Earnings (loss) per share from discontinued
operations Basic and Diluted .......................   $     (0.70)   $     (0.12)   $     (0.55)   $     (0.06)
                                                       ===========    ===========    ===========    ===========
Earnings (loss) per share from operations
Basic and Diluted ..................................   $     (1.67)   $     (0.34)   $     (0.94)   $     (0.31)
                                                       ===========    ===========    ===========    ===========
Weighted average common shares outstanding
Basic ..............................................     5,982,474      4,144,507      6,580,749      4,195,532
Diluted ............................................     5,982,474      4,144,507      6,580,749      4,195,532



     See Accompanying Notes to Condensed Consolidated Financial Statements.


                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2000 and 1999
                            (unaudited, in thousands)


                                                                    Six months ended June 30,
                                                                     2000             1999
                                                                    ----------     ---------
Cash Flows used in Operating Activities.....................       $ (5,439)       $ (2,297)

Cash Flows used in Investing Activities.....................            (70)         (1,573)

Cash Flows provided by Financing Activities.................           6,007            490
                                                                    ----------      ---------


NET INCREASE (DECREASE) IN CASH
 and CASH EQUIVELENTS.......................................             498         (3,380)

CASH and CASH EQUIVALENTS
AT BEGINNING OF PERIOD......................................           2,892           5,532
                                                                    --------        --------

CASH and CASH EQUIVALENTS
AT END OF PERIOD............................................         $3,390          $2,152
                                                                     =======         ======




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENT PRESENTATION

     a. The condensed consolidated interim financial statements of IBS Interactive, Inc. ("IBS," the "Company," "we," or "us") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's Annual Report on Form 10-KSB and the Company's reports on Form 8-K dated March 24, 2000 and 8-K/A dated May 16, 2000. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments and severance/restructuring charges) necessary for a fair presentation of the information shown herein have been included.

     The results of operations and cash flows for the six months ended June 30, 2000 presented herein are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2000.

2.          DISCONTINUED OPERATIONS

     On June 15, 2000, the Company entered into a agreement to divest its consumer dial up business subject to certain contingencies. The contingencies were subsequently resolved and the transaction was announced on August 8, 2000. Under the terms of the agreement with Earthlink, Inc. ("Earthlink"), the Company will receive a portion of the purchase price, $2 million, in the third quarter upon delivery of the customer list to Earthlink. The final purchase price will be based on the number of subscribers who remain with Earthlink for a specified minimum period. A loss on disposal of $3.4 million has been recorded in the second quarter, related primarily to the write off of goodwill, certain equipment leases and severance costs related to the discontinuance of this business. The determination of the actual purchase price and the loss on disposal is expected to be finalized in the fourth quarter of this year. As required, the Company has restated prior periods' results to reflect the consumer dial up business as a discontinued operation.

3.          BUSINESS COMBINATIONS

PURCHASE ACQUISITIONS

     On  March  1,  2000  the  Company  signed  an  agreement  to  purchase  the outstanding stock of digital fusion, inc. ("digital fusion") in return for 975,000 shares of unregistered common stock (50,000 shares of which will be reserved pending settlement of certain matters), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. digital fusion is a Tampa, Florida-based provider of e-Business professional services. Of the assumed $4.2 million of debt, at June 30,2000, $1.075 million had been paid down and $2.4 million bears an interest rate of prime rate plus 2% and is secured by substantially all of the assets of the Company. At present, management expects this $2.4 million amount will be paid down in full in the third quarter of 2000 with the final payment due on September 30, 2000.

     The following summarized, unaudited pro forma information for the year ended December 31,1999 and the six months ended June 30, 2000, assumes that the acquisition of digital fusion had occurred on January 1, 1999. The 1999 proforma information also assumes that the sale of the consumer dial up business occurred on January 1, 1999.

                                   DECEMBER 31, 1999         JUNE 30, 2000
                                   -----------------         -------------
Net Revenues.......................     $27,638,000            $12,867,000
Operating loss.....................      (7,633,000)            (6,141,000)
Loss from continuing operations....      (8,295,000)            (6,297,000)
Loss per share:
     Basic and Diluted.............        $ (1.57)               $ (1.05)

     The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles arising from the acquisition ($3,167,000 in 1999 and $281,000 in 2000, reduced interest expense from the conversion of digital fusion debt prior to closing ($203,000 in 1999 and $60,000 in 2000) and the pro forma operating results of a digital fusion acquisition in April 1999. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition of digital fusion and the sale of the consumer dial up business been consummated at the beginning of 1999 or 2000 or of future results of the combined operations.

     The value ascribed to the consideration of stock, equity instruments, debt and related costs ($19.2 million) less the fair market value of net assets acquired ($3.1 million) resulted in goodwill of $16.1 million. Goodwill will be amortized over a life of 5 years.

     Due to the recent closing of the digital fusion acquisition, the Company utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the unaudited June 30, 2000 consolidated balance sheet after a more extensive review of fair values of the assets and liabilities is completed. As noted earlier the Company has reserved 50,000 shares of common stock for possible issuance pending the resolution of certain matters.

3.       SEVERANCE AND RESTRUCTURING EXPENSES

     During the three months ended March 31, 2000, the Company enacted a reduction in force and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000 which is comprised of the exit costs of this business and impairment losses on the value of related assets. As of June 30, 2000, $360,000 remained of the total accrual of $865,000.

4.       INCOME TAXES.

     The Company has not recognized an income tax benefit for its operating loss generated in the three-month period ended June 30, 2000 based on uncertainties concerning its ability to generate sufficient taxable income in future periods. The tax provision for the three month period ended June 30, 2000 is comprised of a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. At June 30, 2000 income tax receivables is comprised of principally tax loss carrybacks, the realization of which, at present, is considered to be more likely than not.

5.       STOCKHOLDERS' EQUITY

     In March and April 2000, the Company raised approximately $7.4 million in net proceeds in a private placement consisting of 68.45 $110,000 units (the "2000 Private Placement"). Through March 31, 2000, we had received $2,068,000 in net proceeds from the 2000 Private Placement. In April 2000, we received additional net proceeds of $5,329,000 before terminating the 2000 Private
Placement. In connection with the 2000 Private Placement we issued 684,500 shares of our common stock at a price of $11 per share and three year redeemable warrants to purchase 171,125 shares of our common stock at an exercise price of $13.75 per share. In addition, on May 11, 2000 we issued a three-year warrant to purchase 11,945 shares of our common stock at an exercise price of $13.75 per share to LaSalle St. Securities, LLC in consideration for their services as placement agent for the 2000 Private Placement.

     In the second quarter, we issued an option to TeKBanC.com Limited ("TeKBanC.com") to purchase an additional 45.45 units consisting of 454,545 shares of our common stock at a price of $11.00 per share and three-year warrants to purchase 113,636 shares of common stock at an exercise price of $13.75. TeKBanC.com's right to purchase these unexercised shares and warrants expired on August 1, 2000.

     On June 15, 2000, we entered into a consulting agreement with TeKBanC in which we agreed to issue TeKBanC warrants to purchase 70,000 shares of our common stock at an exercise price of $7.00 in exchange for mergers and acquisitions, marketing, business development and financial advisory services. These warrants vest ratably over a six month period ending December 15, 2000 and vest immediately in the event of a change of control.

     In addition, during the three-month period ended June 30, 2000, the Company granted 340,000 options to employees pursuant to its 2000 Option Plan. Certain digital fusion officers and employees have been granted non-qualified options to purchase 480,000 shares of Company common stock; 25% of such options vested immediately, and as such, have been treated as consideration in determining the purchase price of digital fusion and the remaining options will vest over a period of 3 years of continued employment. These options vest immediately upon change of control and have an exercise price of $10.49 per share.

     The Company issued 22,592 shares of reserved common stock in the quarter ended June 30, 2000 in connection with the realization of contingencies in 1999 acquisitions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this prospectus. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

OVERVIEW

     We provide a broad range of e-Business and information technology ("IT") professional services, including computer networking, programming and applications development and consulting services, Web-site hosting services and Internet access services. Our revenues are derived principally from fees earned in connection with the performance of professional services and Web-Site hosting services and fees from Internet access services customers.

     We commenced operations in June 1995 as an Internet Service Provider ("ISP") offering Web-site hosting services. Since April 1996, we have acquired:
Mordor International; Entelechy, Inc.; JDT WebwerX LLC; DesignFX Interactive, LLC; Halo Network Management, LLC;

Spectrum Information Systems, Inc.; Millennium Computer Applications, Inc.; Realshare, Inc.; Spencer Analysis, Inc.; and digital fusion, inc. We began to provide e-Business and IT professional services in April 1996 and have increasingly emphasized such services.

     On June 15, 2000, we entered into an agreement to divest our consumer dial up business subject to certain contingencies. The contingencies
were subsequently   resolved and  the   transaction  was  announced on August 8,
2000. At June 30, 2000, our consumer dial up business had over 16,000 dial-up subscribers. Total assets, revenues, and operating losses of our consumer dial up business which has been reflected as discontinued operations as of and for the six months ended June 30, 1999 and 2000 are as follows:

--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,

                                     1999                    2000
                                     -----                   ----
Total Assets....................  $3,769,000             $4,112,000
-------------------------------------------------------------------------
Revenues........................  $1,137,000             $1,788,000
-------------------------------------------------------------------------
Operating Losses................  ($512,000)              ($798,000)
-------------------------------------------------------------------------

     We also acquired 10 consumer dial up businesses from April 1996 through July 30, 1999. These businesses were sold in August of 2000 and have been classified as discontinued operations for financial reporting purposes.
Accordingly, prior periods' results and balance sheet referred to in Management's Discussion and Analysis are restated.

2000 ACQUISITIONS

PURCHASES

     On March 1, 2000, we entered into an agreement to purchase the outstanding stock of digital fusion, inc. ("digital fusion"), in exchange for 975,000 shares (50,000 shares of which will be reserved pending settlement of certain matters), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. digital fusion is a Tampa, Florida-based provider of e-Business professional services. Of the assumed $4.2 million of debt, at June 30, 2000, $1.075 million has been paid down and $2.4 million bears interest of the prime rate plus 2% and is secured by substantially all of the assets of the Company. At present, management expects this $2.4 million amount will be paid down in full in the third quarter of 2000 with the final payment due on September 30, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased by $2,686,000, or 67%, from $4,027,000 for the three months ended June 30, 1999 ("1999"), to $6,713,000 for the three months ended June 30, 2000 ("2000"). The increase in revenues was primarily due to the additional Internet programming and consulting services revenue of $2,135,000 generated by digital fusion during 2000. Revenues from our largest customer also increased by $419,000, or 48%, from $867,000 in 1999 to $1,286,000 in 2000. Our largest customer was responsible for 19% of our revenue in 2000.

     COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to clients and telecommunications and equipment costs for Web-site hosting, digital subscriber line and dedicated line services and fees paid to outside consultants engaged for client projects. Cost of services increased by $1,891,000, or 74%, from $2,573,000 for 1999 to $4,464,000 for 2000. The increase in cost of services was primarily due to increased direct payroll costs, increased use of outside consultants, increased purchases of equipment for resale and for network services. Growth in our direct payroll expense accounted for $1,501,000, or 79% of the increase in total cost of services.

     GROSS PROFIT. Our gross profit was $1,454,000, or 36% of revenues in 1999 and $2,249,000, or 34%, of revenues in 2000. The decrease in gross profit as a percentage of sales was primarily due to a decrease in the profitability of our network services projects and consulting, offset by an increase in the profitability of our e-solutions projects and consulting.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance and sales and marketing personnel, administrative personnel, as well as professional fees and other costs connected with the administration of the Company. Selling, general and administrative expenses increased by $1,605,000, or 76%, from $2,114,000 in 1999 to $3,719,000 for 2000. Such increase was primarily due to payroll increases due to the Company's additional marketing and sales personnel and administrative personnel resulting from acquisitions and increased hiring, increases in overall employee benefit expenses as well as increased rent, telephone and utilities costs associated with the Company's growth and acquisitions.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $867,000, from $144,000 for 1999 to $1,011,000 for 2000. This increase is primarily due to the amortization of intangible assets (customer lists and goodwill) related to the acquisition of Entelechy, Inc. ("Entelechy") and other acquisitions made throughout 1999 and four months of amortization related to intangible assets arising from the acquisition of digital fusion.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense decreased from $105,000 in 1999 to $0 in 2000. This decrease is due to the release of shares of common stock related to the 1998 acquisition of Entelechy. Under terms of the original agreement, such reserved shares were to be earned ratably over a three year period ending January 31, 2001. Since the condition of continued employment for the release of such shares has been waived, the Company recognized a non-cash compensation charge of $214,000 in the quarter ended March 31, 2000.

     MERGER RELATED EXPENSES. During 2000 we did not incur any merger related expenses. During 1999 we incurred charges of $109,000 for fees and costs associated with the acquisitions of Spectrum and Spencer. Such 1999 amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

     INTEREST EXPENSE. Interest expense in 2000 consists of interest payments and accruals on indebtedness in connection with our acquisition of digital fusion, and to a lesser extent interest payments and accruals on capital leases. Interest expense was $4,000 and $126,000, respectively, for 1999 and 2000.

     INTEREST INCOME. Interest income increased from $28,000 in 1999 to $74,000 in 2000 due to a increase in our cash position in 2000 relative to 1999 as a result of the timing of our private placement financings in 1999 and 2000.

     INCOME TAXES. Income taxes decreased from a provision of $45,000 in 1999 to $6,000 in 2000. This was due principally to a valuation allowance established against deferred tax assets arising from net operating losses and other temporary differences.

     LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the Company had a net loss of $2,539,000 for the three-month period ended June 30, 2000 compared to a net loss of $1,039,000 for the three-month period ended June 30, 1999.

     LOSS FROM DISCONTINUED OPERATIONS. The Company had a net loss of $242,000 related to the consumer dial-up business for the three-month period ended June 30, 2000 compared to a net loss of $275,000 for the three-month period ended June 30, 1999.

     LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. On June 15, 2000, the Company entered into an agreement to divest its consumer dial up business subject to certain contingencies. The contingencies were subsequently resolved and the transaction was announced on August 8, 2000. Under the terms of the agreement with Earthlink, Inc. ("Earthlink"), the Company will receive a portion of the purchase price, $2 million, in the third quarter upon delivery of the customer list to Earthlink. The final purchase price will be based on the number of subscribers who remain with Earthlink for a specified minimum period. A loss on disposal of $3.4 million has been recorded in the second quarter, related primarily to the write off of goodwill, certain equipment leases and severance costs related to the discontinuance of this business. The determination of the actual purchase price and the loss on disposal is expected to be finalized in the fourth quarter of this year.

     NET LOSS. As a result of the foregoing, we recognized a net loss of $6,164,000 for the three-month period ended June 30, 2000 compared to a net loss of $1,314,000 for the three-month period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased by $3,581,000, or 47%, from $7,616,000 for the six months ended June 30, 1999 ("1999"), to $11,197,000 for the six months ended June 30, 2000 ("2000"). The increase in revenues was primarily due to the additional Internet programming and consulting services revenue of $3,025,000 generated by digital fusion during 2000. Revenues from our largest customer also increased by $380,000, or 21%, from $1,782,000 in 1999 to $2,162,000 in 2000.
Our largest customer was responsible for 19% of our revenue from continuing operations in 2000.

     COST OF SERVICES. Cost of services for consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to clients and telecommunications and equipment costs for Web-site hosting, digital subscriber line and dedicated line services and fees paid to outside consultants engaged for client projects. Cost of services increased by $3,211,000, or 71%, from $4,491,000 for 1999 to $7,702,000 for 2000. The increase in cost of services was primarily due to increased direct payroll costs and increased purchases of equipment for resale. Growth in our direct payroll expense accounted for $2,487,000, or 77%, of the increase in total cost of services.

     GROSS PROFIT. Our gross profit was $3,125,000, or 41%, of revenues in 1999 and $3,495,000, or 31%, of revenues in 2000. The decrease in gross profit as a percentage of sales was primarily due to a decrease in the profitability of our network services projects and consulting.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance and sales and marketing personnel, administrative personnel, as well as professional fees and other costs connected with the administration of the Company. Selling, general and administrative expenses increased by $3,141,000, or 87%, from $3,630,000 in 1999 to $6,771,000 for 2000. Such increase was primarily due to payroll increases due to the Company's additional marketing and sales personnel and administrative personnel resulting from acquisitions and increased hiring, increases in overall employee benefit expenses as well as increased rent, telephone and utilities costs associated with the Company's growth and acquisitions.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $1,166,000, from $224,000 for 1999 to $1,390,000 for 2000. This increase is primarily due to the amortization of intangible assets (customer lists and goodwill) related to the acquisition of Entelechy and others made and four months of amortization related to intangible assets arising from the acquisition of digital fusion during 2000.

     SEVERANCE AND RESTRUCTURING. During the first quarter of 2000, the Company enacted a reduction in force and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000 which is comprised of the exit costs of this business. During 1999 we did not incur any such charges.

     INTEREST EXPENSE. Interest expense in 2000 consists of interest payments and accruals on indebtedness in connection with our acquisition of digital fusion, and to a lesser extent interest payments and accruals on capital leases. Interest expense was $8,000 and $154,000, respectively, for 1999 and 2000.

     INTEREST INCOME. Interest income increased from $75,000 in 1999 to $103,000 in 2000 due to a increase in our cash position in 2000 relative to 1999 as a result of the timing of our private placement financings.

     INCOME TAXES. The Company recorded a tax provision of $11,000 in the six-month period ended June 30, 2000 compared to a tax benefit of $77,000 in the six-month period ended June 30, 1999.

     LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the Company had a net loss of $5,830,000 for the six-month period ended June 30, 2000 compared to a net loss of $910,000 for the six-month period ended June 30, 1999.

     LOSS FROM DISCONTINUED OPERATIONS. The Company had a net loss of $798,000 for the six-month period ended June 30, 2000 compared to a net loss of $512,000 for the six-month period ended June 30, 1999.

     LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. On June 15, 2000, the Company entered into an agreement to divest its consumer dial up business subject to certain contingencies. The contingencies were subsequently resolved and the transaction was announced on August 8, 2000. Under the terms of the agreement with Earthlink, Inc. ("Earthlink"), the Company will receive a portion of the purchase price, $2 million, in the third quarter upon delivery of the customer list to Earthlink. The final purchase price will be based on the number of subscribers who remain with Earthlink for a specified minimum period. A loss on disposal of $3.4 million has been recorded in the second quarter, related primarily to the write off of goodwill, certain equipment leases and severance costs related to the discontinuance of this business. The determination of the actual purchase price and the loss on disposal is expected to be finalized in the fourth quarter of this year.

     NET LOSS. As a result of the foregoing, the Company had a net loss of $10,011,000 for the six-month period ended June 30, 2000 compared to a net loss of $1,422,000 for the six-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we commenced a $9.9 million private placement consisting of units of common stock and warrants (the "2000 Private Placement"). The expected use of proceeds for amounts raised in the 2000 Private Placement is repayment of bank debt, expansion of sales and marketing efforts, and for working capital and general corporate purposes. Each unit of the 2000 Private Placement (the "Units") was offered at a price of $110,000 and consisted of 10,000 shares of common stock and three-year warrants to purchase 2,500 shares of common stock at a price of $13.75 per share. Through March 31, 2000, we had received $2,068,000 in net proceeds from the 2000 Private Placement.

     In April 2000, we received additional net proceeds of $5,329,000 before terminating the 2000 Private Placement. Of this amount, TeKBanC.com Limited ("TeKBanC.com") purchased $5 million in 45.45 of the Units. Ahmed Al-Khaled,

Chief Operating Officer of TeKBanC.com, joined our Board of Directors in April 2000 and, in that capacity, received three-year warrants to purchase 60,000 shares of common stock at $13.75 per share. Mr. Al-Khaled was named to the Executive Committee of the Board of Directors of the Company in April 2000. TeKBanC.com also had the right to purchase an additional 45.45 units consisting of 454,545 shares of common stock at a price of $11.00 per share and three-year warrant to purchase 113,636 shares of common stock at an exercise price of $13.75 per share. TeKBanC.com's right to exercise this option expired on August 1, 2000.

     Net cash used in operating activities increased from $2,297,000 used in 1999 to $5,439,000 used in 2000. This change was primarily attributable to operating results from continuing and discontinued operations that produced a net loss in the amount of $10,011,000 for the six months ended June 30, 2000, compared to a net loss of $1,422,000 for the corresponding six month period in 1999.

     Net cash used in investing activities decreased from $1,573,000 in 1999 to $70,000 in 2000. The decrease is due to increased capital expenditures in 1999 principally related to the expansion and enhancement of the Company's network and the acquisition of five ISPs (discontinued) during the first two quarters of 1999.

     Net cash provided by financing activities was $490,000 in 1999 compared to $6,007,000 provided in 2000. This change is primarily attributable to the proceeds raised in the 2000 Private Placement.

     At June 30, 2000, we had capital lease obligations in the aggregate amount of $9,000. These capital lease obligations are secured by the personal guarantees of Messrs. Loglisci, Frederick and Altieri and, in addition, certain of these capital lease agreements are secured by the equipment that is the subject of the capital lease.

     In May 1998, we secured equipment lines of credit from three equipment vendors, each in the amount of $500,000. There were no borrowings outstanding under these lines of credit at June 30, 2000.

     Our working capital at June 30, 2000 was $5,811,000. We believe that operating cash flow generated through existing customers, new business activities and cost reduction efforts, current cash and cash equivalents and working capital levels, and proceeds from the sale of our consumer dial up business will be sufficient to fund operating cash flow needs, debt principal payment obligations, and capital expenditures. Our current estimate of capital expenditures for the year ending December 31, 2000 is $250,000. In the event that we are unsuccessful in reducing our operating losses for the balance of 2000, we will be required to re-examine our current business plans and seek alternative financing. No assurances can be given that alternative financing will be available on terms acceptable to us. At present, management expects that $2.4 million in bank debt will be paid down in full in the third quarter of 2000 with the final payment due September 30, 2000.

SUBSEQUENT EVENTS

     On July 31, 2000, we announced a three-way strategic combination with Infonautics, Inc. ("Infonautics") and First Avenue Ventures, Inc. ("First Avenue Ventures") to create a publicly-held company called Digital Fusion, Inc ("Digital Fusion"). Under the terms of the definitive agreement, shareholders of the Company and Infonautics will receive one share of Digital Fusion Stock for each share of the Company's or Infonautics common stock that they own. First Avenue Ventures will invest $6 million in the new company and its shareholders will receive shares of Digital Fusion convertible preferred stock or common stock, which will represent, in the aggregate, approximately 4.5% of the issued and outstanding shares of the new company.

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

     III. In connection with the 2000 Private Placement, during the first and second quarters of 2000 we issued 684,500 shares of our common stock at a price of $11 per share and three year redeemable warrants to purchase 171,125 shares of our common stock at an exercise price of $13.75 per share. In addition, on May 11, 2000 we issued a three-year warrant to purchase 11,945 shares of our common stock at an exercise price of $13.75 per share to LaSalle St. Securities, LLC in consideration for their services as placement agent for the 2000 Private Placement. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     IV. In connection with our merger with digital fusion, inc., on March 1, 2000 we issued 925,000 shares of common stock in exchange for all of the issued and outstanding common stock of digital fusion, inc., and may issue an additional 50,000 shares upon settlement of certain matters, pursuant to the related Agreement and Plan of Merger. In addition, we issued a $500,000 subordinated note (accruing 6% per annum) to the former shareholders of digital fusion, inc. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     V. On March 1, 2000 we granted non-qualified options to purchase 480,000 shares of common stock to certain of the former employees of digital fusion, inc.; 25% of such options vested upon grant and the remaining options will vest over a period of 3 years of continued employment. All of these options will vest immediately upon a change of control. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

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

     VIII. As part of our acquisition of Millenium Computer Applications, Inc., on April 30, 1999, on May 2, 2000 we issued 3,092 shares of common stock that had been held in reserve to the former shareholders of Millenium Computer Applications, Inc., pursuant to the terms of the related Acquisition Agreement. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     IX. As part of our acquisition of Spencer Analysis, Inc., on June 30, 1999, on May 2, 2000 we issued 19,500 shares of common stock that had been held in reserve to the former shareholders of Spencer Analysis, Inc., pursuant to the terms of the related Acquisition Agreement. Because this issuance did not involve any public offering, we claimed exemption from registration under the
Section 4(2) of the Act.

     X. On June 15, 2000, we entered into a consulting agreement with TeKBanC in which we agreed to issue TeKBanC warrants to purchase 70,000 shares of our common stock at an exercise price of $7.00 in exchange for mergers and acquisitions, marketing, business development and financial advisory services. These warrants vest ratably over a six month period ending December 15, 2000 and vest immediately in the event of a change of control. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

     XI. On March 28, 2000, we issued an option to TeKBanC.com Limited ("TeKBanC.com") to purchase an additional 45.45 units consisting of 454,545 shares of our common stock at a price of $11.00 per share and three-year warrants to purchase 113,636 shares of common stock at an exercise price of $13.75. TeKBanC.com's right to purchase these shares and warrants expired on August 1, 2000. Because this issuance did not involve any public offering, we claimed exemption from registration under the Section 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on June 9, 2000. Proposals presented for a stockholder vote were (i) the election of eight directors to serve until the next annual meeting of Stockholders, (ii) the approval of IBS' 2000 Stock Option Plan and (iii) the ratification of the election of BDO Seidman, LLP as independent auditors for the Company for fiscal year 2000.

     Each of the incumbent directors nominated by the Company were elected with the following voting results:

                                       Votes for            Votes Withheld
                                       ---------            --------------
Nicholas R. Loglisci, Jr.              4,792,569                 33,374

Frank R. Altieri, Jr.                  4,792,685                 33,258

Roy E. Crippen, III                    4,792,685                 33,258

Susan Holloway Torricelli              4,792,485                 33,458

Barrett N. Wissman                     4,792,685                 33,258

David Faeder                           4,792,685                 33,258

Bruce E. Fike                          4,792,670                 33,758

Ahmed Al-Khaled                        4,792,670                 33,758

     IBS' 2000 Stock option Plan was approved with the following voting results:

Votes Cast For     Votes Cast Against     Absentions                Not Voted

2,721,660          159,426                18,008                    1,926,849

     The ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year 2000 was approved with the following voting results:

Voted Cast For        Votes Cast Against                  Abstentions

4,800,241                 700                               25,002


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT

27.1             Financial Data Schedule for the six-month period ended
                 June 30, 2000.

     (b) Reports on Form 8-K.

     On May 16, 2000, the Company filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K filed March 24, 2000, to include the financial statements required pursuant to Items 7(a) and (b) with respect to the
Item 2 event reported on such form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IBS INTERACTIVE, INC.


Date:  August 14, 2000
                                By:  /s/   Nicholas R. Loglisci, Jr.
                                    --------------------------------------------
                                Name:  Nicholas R. Loglisci, Jr.
                                Title: President and Chief Operating Officer
                                       (Principal Executive Officer)

Date: August 14, 2000
                                By: /s/  Howard B. Johnson
                                    --------------------------------------------
                                Name:  Howard B. Johnson
                                Title: Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

   27            Financial Data Schedule for the six-month period ended
                 June 30, 2000.