Form 10QSB
period 2000-09-30
IBS INTERACTIVE INC
filed 2000-11-14
CIK 1057257

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 (Third quarter of fiscal 2000)

                                       OR

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


                   -----------------------------------------
                    (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     As of November 10, 2000, 6,787,129 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|




================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                   PAGE NO.
                                                                 --------
ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheet as of September 30,
      2000 (unaudited).........................................      1

      Condensed Consolidated Statements of Operations for the
      three and nine months ended September 30, 2000 and 1999
      (unaudited)..............................................      3

      Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2000 and 1999
      (unaudited)..............................................      4

      Notes to Condensed Consolidated Financial Statements.....      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................      9

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............     15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................     15

SIGNATURES.....................................................     17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                            (unaudited, in thousands)



ASSETS                                                   SEPTEMBER 30, 2000
                                                         ------------------

Current Assets
     Cash and cash equivalents........................     $     1,051
     Accounts receivable (net of allowance for doubtful
       accounts of $607) .............................           6,545
     Prepaid expenses.................................             336
     Income tax receivable............................              86
         Capitalized merger costs.....................             750
                                                           -----------
            Total Current Assets......................           8,768
                                                           -----------
Property and equipment, net...........................           2,147
Intangible assets, net................................          14,804
Other assets..........................................             328
                                                           -----------

                   TOTAL ASSETS.......................     $    26,047
                                                           ===========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                      Condensed Consolidated Balance Sheet
                 (unaudited, in thousands, except share amounts)


LIABILITIES & STOCKHOLDERS' EQUITY                        SEPTEMBER 30, 2000
                                                          ------------------
Current Liabilities
   Long-term debt and capital lease obligations,
     current portion..................................         $     240
   Accounts payable and accrued expenses..............             2,609
   Accrued liabilities on sale of discontinued
     operations ......................................             1,849
   Deferred revenue...................................               267
                                                               ---------
        Total Current Liabilities.....................             4,965
                                                               ---------


Long-term debt and capital lease obligations..........               927
Deferred compensation.................................               590
Accrued liabilities on sale of discontinued
  operations..........................................               449
                                                               ---------
   Total Liabilities..................................             6,913
                                                               ---------


Stockholders' Equity
   Preferred Stock, $.01 par value, authorized
     1,000,000 shares, none issued and outstanding....                --
   Common Stock, $.01 par value, authorized
      11,000,000 shares, 6,787,129 shares issued
      and outstanding.................................                66
   Additional paid in capital.........................            38,866
   Accumulated deficit................................           (19,816)
                                                               ---------
   Total Stockholders' Equity.........................            19,116
                                                               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............         $  26,047
                                                               =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Operations
        For the three and nine months ended September 30, 2000 and 1999
          (unaudited, in thousands, except share and per share amounts)


                                       For the nine months ended       For the three months ended
                                             September 30,                    September 30,
                                          2000            1999            2000             1999
                                     --------------  --------------  --------------   -------------

Revenues......................        $    18,059     $    11,123     $     6,862      $     3,507
Cost of services..............             12,304           7,095           4,602            2,604
                                      -----------     -----------     -----------      -----------
Gross profit..................              5,755           4,028           2,260              903
Operating expenses:
   Selling, general and
     administrative...........             10,466           5,778           3,695            2,148
   Amortization of intangible
     assets...................              2,299             384             909              160
   Compensation expense -
     non-cash.................                237             260               0               72
   Severance and
     restructuring............                865               0               0                0
   Merger expenses............                  0             223               0               86

                                      -----------     -----------     -----------      -----------
Operating income (loss).......             (8,112)         (2,617)         (2,344)          (1,563)
Interest expense (income), net                 49             (73)             (2)              (6)
                                      -----------     -----------     -----------      -----------

Loss from continuing operations
  before income taxes.........             (8,161)         (2,544)         (2,342)          (1,557)

Tax benefit (provision).......                (11)             27              (0)             (50)

Loss from continuing
  operations..................             (8,172)         (2,517)         (2,342)          (1,607)

Discontinued operations.......               (798)           (640)              0             (128)

Loss on disposal of discontinued
  operations..................             (3,383)              0               0                0

                                      -----------     -----------     -----------      -----------
Net loss......................        $   (12,353)    $    (3,157)    $    (2,342)     $    (1,735)
                                      ===========     ===========     ===========      ===========
Loss per share from continuing
operations:
Basic and Diluted.............            $ (1.31)        $ (0.61)       $  (0.35)        $  (0.38)
                                          =======         =======        ========         ========
Loss per share from discontinued
operations:
Basic and Diluted.............            $ (0.67)         $ (.15)        $   (.0)        $  (0.03)
                                          =======          ======         =======         ========
Loss per share from operations:
Basic and Diluted.............           $  (1.98)       $  (0.76)       $  (0.35)        $  (0.41)
                                         ========        ========        ========         ========
Weighted average common shares
outstanding:
Basic and Diluted.............          6,239,348       4,191,285       6,732,759        4,277,348




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2000 and 1999
                            (unaudited, in thousands)



                                                 Nine months ended September 30,
                                                    2000              1999
                                                    ----              ----
Cash flows used in operating activities.......   $ (7,851)         $ (3,545)

Cash flows (used in) provided by investing
  activities..................................      2,376            (1,926)

Cash flows provided by financing activities...      3,634                53
                                                 --------          --------
NET DECREASE IN CASH and
CASH EQUIVALENTS..............................     (1,841)           (5,418)

CASH and CASH EQUIVALENTS AT
BEGINNING OF PERIOD...........................      2,892             5,532
                                                 --------          --------

CASH and CASH EQUIVALENTS AT
END OF PERIOD.................................   $  1,051          $    114
                                                 ========          ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENT PRESENTATION

      The condensed consolidated interim financial statements of IBS Interactive, Inc. ("IBS," the "Company," "we," or "us") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's Annual Report on Form 10-KSB and the Company's reports on Form 8-K dated March 24, 2000 and Form 8-K/A dated May 16, 2000. In the Company's opinion, all adjustments, consisting only of normal recurring adjustments and severance/restructuring charges, necessary for a fair presentation of the information shown herein have been included.

The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2000.

2.       DISCONTINUED OPERATIONS

     On August 8, 2000, the Company announced the sale of its consumer dial up business to Earthlink, Inc. ("Earthlink"). Pursuant to the terms of the agreement with Earthlink, the Company received $2.9 million of the purchase price in the third quarter of fiscal 2000 after the Company delivered its customer list to Earthlink. Of this amount, $2.0 million represents the minimum purchase price, and the remainder is contingent upon the number of subscribers ultimately transferred. The final purchase price will be based on the number of subscribers who remain with Earthlink for a specified minimum period. A loss on disposal of $3.4 million has been recorded for the nine month period ending September 30, 2000, related primarily to the write off of goodwill, certain equipment leases, and severance costs related to the sale of this business. The determination of the actual purchase price and the loss on disposal is expected to be finalized in the fourth quarter of this year.

3.    BUSINESS COMBINATIONS

     On March 1, 2000 the Company acquired all of the outstanding stock of digital fusion, inc. ("the March 2000 Acquisition") in exchange for 975,000 shares of unregistered common stock (50,000 shares of which are reserved pending settlement of certain matters), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. The March 2000 Acquistion is a Tampa, Florida-based provider of e-Business professional services. Of the assumed $4.2 million of debt, at September 30, 2000, $3.4 million has been repaid.

     The following summarized, unaudited pro forma information for the year ended December 31, 1999 and the nine months ended September 30, 2000, assumes that the March 2000 Acquisition had occurred on January 1, 1999:

                                          DECEMBER 31, 1999   SEPTEMBER 30, 2000
                                          -----------------   ------------------

     Net revenues......................       $27,638,000        $19,729,000
     Operating loss....................        (7,633,000)        (8,485,000)
     Loss from continuing operations...        (8,295,000)        (8,639,000)
     Loss per share from  continuing
     operations: Basic and Diluted.....           $ (1.57)           $ (1.38)

     The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles arising from the acquisition ($3,167,000 in 1999 and $281,000 in 2000) reduced interest expense from the conversion of the March 2000 Acquisition debt prior to closing ($203,000 in 1999 and $60,000 in 2000) and the pro forma operating results of an acquisition by the March 2000 Acquisition in April 1999. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1999 or 2000 or of future results of the combined operations.

     The value ascribed to the consideration of stock, equity instruments, debt and related costs ($19.2 million) less the fair market value of net assets acquired ($3.1 million) resulted in goodwill of $16.1 million. Goodwill will be amortized over a life of 5 years.

     Due to the recent closing of the March 2000 Acquisition, the Company utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the unaudited September 30, 2000 consolidated balance sheet after a more extensive review of fair values of the assets and liabilities is completed. As noted earlier, the Company has reserved 50,000 shares of common stock for possible issuance pending the resolution of certain matters.

4.    SEVERANCE AND RESTRUCTURING EXPENSES

     During the three months ended March 31, 2000, the Company enacted a reduction in force of 16 employees and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit on Activity. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000 which is comprised of the exit costs from this business and impairment losses on the value of related assets. As of September 30, 2000, $142,000 remained of the total accrual of $865,000.

5.    INCOME TAXES

     The Company has not recognized an income tax benefit for its operating loss generated in the three-month period ended September 30, 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The tax provision for the three month period ended September 30, 2000 is comprised of a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. At September 30, 2000 income tax receivables is comprised of principally tax loss carrybacks, the realization of which, at present, is considered to be more likely than not.

6.    STOCKHOLDERS' EQUITY

     On July 30, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Infonautics, Inc. ("Infonautics") and First Avenue Ventures, Inc. ("First Avenue Ventures"). The Reorganization Agreement provided for a business combination to be accomplished by the formation of a holding company and the merger of subsidiaries of the holding company with and into the Company, Infonautics and First Avenue Ventures so that, after completion of the business combination, the Company, Infonautics and First Avenue Ventures would be wholly-owned subsidiaries of the new holding company named Digital Fusion, Inc. ("Digital Fusion") in the business combination, stockholders of the Company and shareholders of Infonautics would receive one share of common stock of Digital Fusion for each share of common stock of the Company of Infonautics that they own. Following completion of the business combination, stockholders of the Company would hold common stock of Digital Fusion representing approximately 34% of the outstanding common stock of Digital Fusion on an as converted basis, shareholders of Infonautics would hold common stock of Digital Fusion representing approximately 61% of the outstanding common stock of Digital Fusion on an as converted basis, and stockholders of First Avenue Ventures would hold common stock and preferred stock of Digital Fusion representing approximately 5% of the outstanding common stock of Digital Fusion on an as converted basis.

     During the three-month period ended September 30, 2000, the Company granted 26,600 options to employees pursuant to its 2000 Option Plan. Certain officers and employees of the March 2000 Acquisition have been granted non-qualified options to purchase 480,000 shares of Company common stock; of such options, 25% vested immediately, and as such, have been treated as consideration in determining the purchase price of the March 2000 Acquisition. The remaining options will vest over a period of 3 years of continued employment. These options will vest immediately upon change of control and have an exercise price of $10.49 per share.

     In the three months ended  September  30,  2000,  the Company  issued 5,734
shares  of  reserved   common  stock  in  connection   with  the  resolution  of
contingencies in its 1999 acquisition of certain assets of Planet Access, Inc.

7.    RELATED PARTY TRANSACTIONS

     In September 2000, the Company purchased the original equipment manufacturing rights to a financial accounting software package developed by PowerCerv Technologies Corporation ("PowerCerv"). The purchase price was $350,000, which approximates fair market value, of which $140,000 was paid in the third quarter of 2000, $105,000 will be paid on December 31, 2000 and $105,000 will be paid on March 31, 2001. Roy Crippen, III, the Company's President and Chief Operating Officer, is a member of the Board of Directors of PowerCerv.

8.    SUBSEQUENT EVENTS

     In October  2000, the Company  enacted a reduction in force of 64 employees
and,  as  a  result,  will   recognize   a   charge  of  $125,000   related   to
severance,  benefits  and entitlements in the fourth quarter.

     In November 2000, the Company announced the termination of the Reorganization Agreement with Infonautics and First Avenue Ventures. The Company expects to take a charge of approximately $750,000 in the fourth quarter in connection with this termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

OVERVIEW

     We provide single source e-Business and information technology ("IT") professional services, Web-site hosting and Internet access services to businesses and public sector institutions in the Eastern and Midwestern United States. Our revenues are derived principally from fees earned in connection with the performance of professional services and Web-site hosting services and fees from Internet access services subscribers and customers.

     We commenced operations in June 1995 as an Internet Service Provider ("ISP") offering Web-site hosting services. Since April 1996, we have acquired:
Entelechy, Inc.; JDT WebwerX, LLC; DesignFX Interactive, LLC; MBS, Inc.; Halo Network Management, LLC; Spectrum Information Systems, Inc.; Realshare, Inc.; Spencer Analysis, Inc.; and digital fusion, inc. We began to provide e-Business and IT professional services in April 1996 and have increasingly emphasized such services.

     On August 8, 2000, the Company announced the sale of its consumer dial up business to Earthlink, Inc. ("Earthlink"). Pursuant to the terms of the agreement with Earthlink, the Company received $2.9 million of the purchase price in the third quarter of fiscal 2000 after the Company delivered its customer list to Earthlink. Of this amount, $2.0 million represents the minimum purchase price, and the remainder is contingent upon the number of subscribers ultimately transferred. The final purchase price will be based on the number of subscribers who remain with Earthlink for a specified minimum period.

     We are currently evaluating strategic alternatives and options relating to our remaining Internet access services business, which may include the possible sale of all or a portion of our remaining Internet access services business. As of September 30, 2000, our remaining Internet access services business consisted of 276 digital subscriber line accounts and 37 dedicated line accounts. Revenues for this business were approximately $412,000 and $641,000 for the nine month period ended September 30, 1999 and September 30, 2000, respectively. No assurances can be given that if our remaining Internet access services business is sold that the transaction(s) will not result in a loss, since the ultimate proceeds are subject to a number of uncertainties that management is unable to predict at this time. Such uncertainties include, but are not limited to, future market conditions and the availability of buyer(s) willing to purchase the business on terms acceptable to us.

     On July 30, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Infonautics, Inc. ("Infonautics") and First Avenue Ventures, Inc. ("First Avenue Ventures"). In
November 2000, the Company announced the termination of the Reorganization Agreement with Infonautics and First Avenue Ventures. The Company expects to take a charge of approximately $750,000 in the fourth quarter in connection with this termination.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     REVENUES. Revenues increased by $3,355,000, or 96%, from $3,507,000 for the three months ended September 30, 1999 ("1999"), to $6,862,000 for the three months ended September 30, 2000 ("2000"). The increase in revenues was primarily due to professional services revenue of $2,054,000 generated by the March 2000 Acquisition. Because the March 2000 Acquisition took place in March 2000, its revenues were not included in our consolidated revenues for 1999. Revenues from our largest professional services customer also increased by $1,144,000, or 174%, from $658,000 in 1999 to $1,802,000 in 2000. Our largest customer was responsible for 26% of our revenue in 2000. Our current contract with this customer commenced in December 1998 and terminates on December 30, 2000. We currently expect this contract to be renewed.

     COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to clients and telecommunications equipment costs for Web-site hosting, digital subscriber line and dedicated line services and fees paid to outside consultants engaged for client projects. Cost of services increased by $1,998,000, or 77%, from $2,604,000 for 1999 to $4,602,000 for 2000. The increase in cost of services was primarily due to increased direct payroll costs, increased use of consultants, increased purchases of equipment for resale and for network services. Growth in our direct payroll expense accounted for $1,681,000, or 84%, of the increase in total cost of services.

     GROSS PROFIT. Our gross profit was $903,000, or 26% of revenues, in 1999 and $2,260,000, or 33% of revenues, in 2000. The increase in gross profit as a percentage of sales was primarily due an increase in the profitability of our e-business and IT professional services projects and consulting.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance and sales and marketing personnel, administrative personnel, as well as professional fees and other costs connected with the administration of the Company. Selling, general and administrative expenses increased by $1,547,000, or 72%, from $2,148,000 in

1999 to $3,695,000 for 2000. Such increase was primarily due to increased personnel and related overhead costs associated with our acquisitions.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $749,000, from $160,000 for 1999 to $909,000 for 2000. This increase was primarily due to the amortization related to intangible assets arising from the March 2000 Acquisition.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense decreased from $72,000 in 1999 to $0 in 2000. This decrease was due to the release of shares of common stock related to the 1998 acquisition of Entelechy, Inc. ("Entelechy"). Under terms of the original agreement, such reserved shares were to be earned ratably over a three year period ending January 31, 2001. Since the condition of continued employment for the release of such shares has been waived, the Company recognized the remaining non-cash compensation charge of $214,000 in the quarter ended March 31, 2000.

     MERGER RELATED EXPENSES. The Company expects to take a charge of $750,000 in the fourth quarter of 2000 in connection with the termination of the Reorganization Agreement in November 2000. During 1999, we incurred charges of $109,000 for fees and costs associated with the acquisition of Spencer Analysis, Inc. Such 1999 amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

     INTEREST EXPENSE (INCOME), NET. Interest expense in 2000 consisted of interest payments and accruals on indebtedness in connection with the March 2000 Acquisition, and to a lesser extent, interest payments and accruals on capital leases. Interest expense was $6,000 and $63,000, respectively, for 1999 and 2000. Interest income increased from $12,000 in 1999 to $65,000 in 2000 due to an increase in our cash position in 2000 relative to 1999 as a result of the timing of our private placement financings in 1999 and 2000.

     INCOME TAXES. Income taxes decreased from a provision of $50,000 in 1999 to $0 in 2000. This was due principally to a valuation allowance established against deferred tax assets arising from net operating losses and other temporary differences.

     LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the Company had a loss of $2,342,000 for the three-month period ended September 30, 2000 compared to a loss of $1,607,000 for the three-month period ended September 30, 1999.

     LOSS FROM DISCONTINUED OPERATIONS. The Company did not record a loss related to the operations of its consumer dial-up business for the three-month period ended September 30, 2000 compared to a net loss of $128,000 for the three-month period ended September 30, 1999.

     LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. In connection with the sale of our consumer dial up business to Earthlink in August 2000, we did not record a loss on disposal in the third quarter of 2000. The determination of the actual purchase price and total loss on disposal is expected to be finalized in the fourth quarter of this year.

     NET LOSS. As a result of the foregoing, we recognized a net loss of $2,342,000 for the three months ended September 30, 2000 compared to a net loss of $1,735,000 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     REVENUES. Revenues increased by $6,936,000, or 62%, from $11,123,000 for the nine months ended September 30, 1999 ("1999"), to $18,059,000 for the nine months ended September 30, 2000 ("2000"). The increase in revenues was primarily due to Internet programming and consulting services revenue of $5,555,000 generated by the March 2000 Acquisition. Because the March 2000 Acquisition took place during the first quarter of 2000, its revenues were not included in our consolidated revenues for 1999. Revenues from our largest customer also increased by $1,525,000, or 63%, from $2,440,000 in 1999 to $3,965,000 in 2000.
Our largest customer was responsible for 22% of our revenue from continuing operations in 2000. . Our largest customer was responsible for 26% of our revenue in 2000. Our current contract with this customer commenced in December 1998 and terminates on December 30, 2000. We currently expect this contract to be renewed.

     COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to clients and equipment costs for Web-site hosting, digital subscriber line and dedicated line services and fees paid to outside consultants engaged for client projects. Cost of services increased by $5,209,000, or 73%, from $7,095,000 for 1999 to $12,304,000 for
2000. The increase in cost of services was primarily due to increased direct payroll costs and increased purchases of equipment for resale. Growth in our direct payroll expense accounted for $3,775,000, or 72%, of the increase in total cost of services.

     GROSS PROFIT. Our gross profit was $5,755,000, or 32% of revenues, in 2000 and $4,028,000, or 36% of revenues, in 1999. The decrease in gross profit as a percentage of sales was primarily due to a decrease in the profitability of our network services projects and consulting, offset by an increase in the profitability of our e-business and IT professionals services projects and consulting.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance and sales and marketing personnel, administrative personnel, as well as professional fees and other costs connected with the administration of the Company. Selling, general and administrative expenses increased by $4,688,000, or 81%, from $5,778,000 in 1999 to $10,466,000 for 2000. Such increase was primarily due to increased personnel and related overhead costs associated with our acquisitions.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $1,915,000, from $384,000 for 1999 to $2,299,000 for 2000. This increase was primarily due to the amortization of intangible assets (customer lists and goodwill) related to the ISP acquisitions made throughout 1999 and seven months of amortization related to intangible assets arising from the March 2000 Acquisition.

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

     MERGER RELATED EXPENSES. The Company expects to take a charge of $750,000 in the fourth quarter in connection with the termination of the Reorganization Agreement in November 2000. During 1999, we incurred charges of $223,000 for fees and costs associated with the acquisition of Spencer Analysis, Inc. Such 1999 amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

     INTEREST EXPENSE (INCOME), NET. Interest expense in 2000 consisted of interest payments and accruals on indebtedness in connection with the March 2000 Acquisition, and to a lesser extent interest payments and accruals on capital leases. Interest expense was $16,000 and $233,000, respectively, for 1999 and 2000. Interest income increased from $89,000 in 1999 to $184,000 in 2000 due to an increase in our cash position in 2000 relative to 1999 as a result of the timing of our private placement financings.

     INCOME TAXES. The Company recorded a tax provision of $11,000 in the nine-month period ended September 30, 2000 compared to a tax benefit of $27,000 in the nine-month period ended September 30, 1999.

     LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the Company had a loss of $8,172,000 for the nine-month period ended September 30, 2000 compared to a loss of $2,517,000 for the nine-month period ended September 30, 1999.

     LOSS FROM DISCONTINUED OPERATIONS. The Company had a loss of $798,000 for the nine-month period ended September 30, 2000 compared to a net loss of $640,000 for the nine-month period ended September 30, 1999.

     LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. In connection with the sale of our consumer dial up business to Earthlink in August 2000, the Company recorded a loss of $3.4 million for 2000, related primarily to the write off of goodwill, certain equipment leases, and severance costs related to the discontinuance of this business. The determination of the actual purchase price and the loss on disposal is expected to be finalized in the fourth quarter of this year.

     NET LOSS. As a result of the foregoing, the Company had a net loss of $12,353,000 for the nine-month period ended September 30, 2000 compared to a net loss of $3,157,000 for the nine-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities increased from $3,545,000 used in 1999 to $7,851,000 used in 2000. This change was primarily attributable to operating results from continuing and discontinued operations that produced a net loss in the amount of $12,353,000 for the nine months ended September 30, 2000, compared to a net loss of $3,157,000 for the corresponding nine-month period in 1999.

     Net cash used in investing activities was $1,926,000 in 1999 compared to $2,376,000 provided by investing activities in 2000. The increase is due to $2.9 million received in connection with the sale of the Company's consumer dial up business during the third quarter of 2000, offset by increased capital expenditures in 2000.

     Net cash provided by financing activities was $53,000 in 1999 compared to $3,634,000 provided in 2000. This change was primarily attributable to the proceeds raised in the Company's 2000 private placement, offset by $3,400,000 of repayment of debt.

     In May 1998, we secured equipment lines of credit from three equipment vendors, each in the amount of $500,000. There were no borrowings outstanding under these lines of credit at September 30, 2000.

     We currently estimate our capital expenditures for the year ending December 31, 2000 will be $675,000, relating primarily to purchases of hardware and software necessary for the conduct of our business, as well as certain trademarks and copyrights associated with the name Digital Fusion, Inc.

     In November 2000, the Company executed a term sheet relating to a $4 million credit line. The credit line is to be secured by all of the assets of the Company. The credit line is subject to the negotiation of definitive documentation and the satisfaction of standard closing conditions. There can be no assurance that the Company will receive the funding in a timely manner, or at all.

     As of September 30, 2000, we had working capital of $3,803,000, which included a cash balance of $1,051,000. We anticipate, based on our current levels of revenues and expenses, that our current cash balances, together with the anticipated credit line, are sufficient to fund our operations and capital requirements for the foreseeable future. In addition, we have taken actions to reduce our cash requirements, including selected staff reductions. Our failure to obtain any needed additional financing would have a material adverse effect on us. If we are unable to obtain additional financing and exhaust our current sources of capital, we will be required to take additional actions to continue our operations. These actions may include immediate reductions of our operating costs and other expenditures including additional staff reductions and cost deferments. Any of these actions may limit our opportunities to increase revenues and may affect our ability to achieve breakeven or profitable operations.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     I. On August 24, 2000, the Company issued an aggregate of 5,734 shares to the stockholders of Planet Access, Inc. ("Planet Access") in connection with the Company's acquisition of certain assets of Planet Access in May 1999. Pursuant to the terms of the asset purchase agreement, these shares were previously held in escrow. The issued shares were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

     The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

        EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT

             27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.

        (b)   Reports on Form 8-K.

     On August 8, 2000, the Company filed a Current Report on Form 8-K reporting in Item 5 thereof the execution of the Reorganization Agreement by and among the Company, Infonautics and First Avenue Ventures. The Reorganization Agreement provided for a business combination to be accomplished by the formation of a holding company and the merger of subsidiaries of the holding company with and into the Company, Infonautics and First Avenue Ventures so that, after completion of the business combination, the company, Infonautics and First Avenue Ventures would be wholly-owned subsidiaries of a new holding company named Digital Fusion, Inc.

     On August 8, 2000, the Company filed a Current Report on Form 8-K reporting in Item 5 thereof the sale of the Company's consumer dial up business to Earthlink.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IBS INTERACTIVE, INC.


Date:  November 14, 2000                     By:  /s/  Nicholas R. Loglisci
                                                  -----------------------------
                                             Name:    Nicholas R. Loglisci
                                             Title:   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)

Date: November 14, 2000
                                             By:  /s/  Howard B. Johnson
                                                --------------------------------
                                             Name:    Howard B. Johnson
                                             Title:   Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

   27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.