Form 10KSB
period 2000-12-31
IBS INTERACTIVE INC
filed 2001-06-15
CIK 1057257

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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


            400 NORTH ASHLEY DRIVE, SUITE 2600, TAMPA, FLORIDA 33602 (Address of principal executive offices, including zip code)

                                 (813) 221-0024
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
          Title of Each Class                      Which Registered
COMMON STOCK, $.01 PAR VALUE PER SHARE      THE BOSTON STOCK EXCHANGE, INC.

    Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.01 per share

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $23,363,000.

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 4, 2001 was $6,787,129. As of June 4, 2001, 6,787,129 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE. None.


================================================================================

            Cautionary Statement Regarding Forward-Looking Statements

         Statements in this Annual Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our (as hereinafter defined) expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: the plans and objectives of the Company for future operations and trends affecting our financial condition and results of operations. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the "SEC"), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, (i) a decline in general economic conditions or a loss of major customers, (ii) the unavailability or material increase in the price of telecommunications services and facilities, (iii) an adverse judgment in pending or future litigation and (iv) technological developments and increased competitive pressure from current competitors and future market entrants. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance." The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We (as used herein, "we," "us," "our" and the "Company" refer to IBS Interactive, Inc.) are a leading provider of e-Business and Information Technology (IT) professional services to businesses, organizations and public sector institutions in the Eastern and Midwestern United States.

         We represent an emerging breed of e-Business and IT professional services firm: one that provides total solutions by transforming technology into value for clients through our integrated, multi-disciplinary service offerings. We utilize advanced technologies to provide our clients with business application development and integration, network services, IT consulting and training. To summarize, we build business applications.

         We provide the following services either individually or as part of a comprehensive package custom designed for a client's individual needs. Service offerings include strategy services, component-based solutions, business application development, network services, IT consulting services, and desktop support and integration.

         We market our e-Business and IT professional services to mid-sized businesses (including mid-sized departments of larger enterprises) and public sector institutions.

         Our customers during the year ended December 31, 2000 included, among others: Aetna US Healthcare, Commerce Bank, Deutsche Bank, McKinsey, Harcourt and State of Tennessee.

         We were incorporated in February 1995 as Internet Broadcasting Systems, Inc. and changed our name to IBS Interactive, Inc., when we went public in May 1998. We trade on the Boston exchange under the symbol of IBSX. During late 2000, the Company began doing business as Digital Fusion. The Company will propose to the shareholders a name change to Digital Fusion, Inc. at the Company's annual shareholder meeting. IBS, a Delaware corporation, has its main administrative office in Tampa, Florida, along with regional offices throughout New Jersey, New York, Florida and Alabama. Our Web site is http://www.digitalfusion.com.

COMPANY SERVICES

         We provide the following services to meet our customer's needs.

                  -     Strategy services

                 -     Component based solutions
                 -     Business application development
                 -     Network services
                 -     IT Consulting services
                 -     Desktop support and integration

(a)      STRATEGY SERVICES

         Our strategy services assist our clients in identifying business processes that support their key business objectives, defining information system requirements that support those business processes, and helping our customers prioritize information technology initiatives that support these objectives.

(b)      COMPONENT BASED SOLUTIONS

         Business buyers need business solutions. We have a number of components that support business solutions. They generally meet 80% of the customer's requirements without customization. We license these software solutions to our customers, and customize them to their specific business requirements. This allows our customers to gain strategic business advantage more quickly than is possible using a completely custom solution, and more completely than is possible by customizing off-the-shelf packages. Currently available components include:

         - Customer Relationship Management (CRM) - This component, built on scalable architecture provides a comprehensive sales, marketing and customer support service offering.

         - Financials - This component enables everyone to gain instant access to current accounts payable and accounts receivable, up-to-the-minute client financial standings, current customer credit limits, and more.

         - Distance Learning - We have a distance learning infrastructure that is used to support many U.S. Army distance learning programs. This award-winning application allows businesses and organizations to distribute course material, administer training evaluations and manage employee-student status from a single (or multiple) location via the Internet or an Intranet.

(c)      BUSINESS APPLICATIONS DEVELOPMENT

         We maintain a full range of applications programming expertise to: (i) ensure that clients' applications and networks are specifically tailored to meet their requirements, (ii) develop and maintain clients' Web sites, (iii) provide clients with technical assistance and (iv) provide consulting services

         - Customized application development to customer specifications including Web portals, e-commerce, intranets, customer relationship management (CRM), distance learning, financials, online databases, interactive communications and purchasing systems.

         - Web-Site Development and Maintenance - Web-site development involves the design and development of a client's Web-site production. Working with clients and outside graphic designers and programmers, the Company designs, creates and maintains multi-media, interactive Web-sites for its clients, using the latest applications and development tools.

         - Content management to help move responsibility for web content to business units within organizations.

         - Intranet, Extranet, and Internet site development and maintenance requires knowledge of several different programming languages, including Sybase, Oracle, UNIX, Windows NT, C++, JAVA, HTML, Cold Fusion and customized database and applications programming.

         - Shrink-Wrapped Package Selection - when standard off-the-shelf packages will meet customers' requirements, we help customers select and implement standard packaged offerings.

(d)      NETWORK SERVICES

         We maintain a highly skilled and experienced team of professionals that provide network systems consulting on a wide variety of platforms

         - Network Assessments -- We perform a complete analysis of existing network infrastructure and data flows to identify stress points. A strategy is then devised for improvements related to scalability, performance, optimal management and security.

         - Network Architecture and Design -- Our senior engineers work with our clients to create detailed plans for single site or WAN/VPNs spanning large geographies. Our designs leverage existing components and effectively implement the latest network products to create highly secure, scalable and reliable infrastructures.

         - Network Implementation -- We have a team of experts that can implement all aspects of the designs we create. We maintain a full-team of engineers and technicians who are familiar with our core partner technologies and experienced in the most complex installations.

(e)      IT CONSULTING SERVICES

         Consulting services are provided to businesses and organizations seeking information, guidance and staffing in order to effectively build business applications, analyze and utilize information technology prior to the time such businesses make investments of capital, time and/or personnel. The consulting services we provide include: (i) desktop and other network server support; (ii) business analysis and software design (iii) computer programming,
(iv) security audits and protocol recommendations, (v) disaster recovery plan audit and protocol recommendations, (vi) network cost audits and (vii) strategic plan development. Representative skill sets include:

         -    Customer Relationship Management
         -    ERP
         -    Microsoft technologies
         -    Allaire Technologies
         -    Sybase technologies and training
         -    Desktop and network server support
         -    On-site business applications development
         -    Disaster recovery plans and protocol recommendation
         -    Strategy and advisory services

(f)      DESKTOP SUPPORT AND INTEGRATION

         We are committed to maximizing the value of distributed computing investments with services that optimize system availability, performance, technology utilization, and end-user productivity. We have demonstrated our expertise and efficiency in the following areas:

         -    Management/Support of 50,000 Desktops
         -    Multi-Core Team Implementations
         -    Enterprise Network Infrastructure
         -    New Technology Migration/Rollout
         -    Onsite Move/Add/Change
         -    Lease Management

         Each service line described above has a specific target market and customer size. Overall, we market our e-Business and IT professional services to mid-sized businesses (including mid-size departments of larger enterprises) and public sector institutions. Our comprehensive suite of services enables our clients to capitalize on the wide variety of critical business and data communication opportunities made possible by the Internet and Internet-related technologies while maximizing their investment in their legacy systems when appropriate.

GENERAL DEVELOPMENT OF BUSINESS - STRATEGIC VISION

         During 2000, the Company's strategic vision was to become more focused on being an IT professional services company to mid-tier market customers. To this end, in March 2000 the Company purchased digital fusion, inc. (DFI), an e-business professional services company to complement its existing web development, network services and desktop support and integration groups.

         In order to focus on the IT professional services business, the Company decided to discontinue providing internet access and web hosting to customers. These businesses require a certain level of size to be competitive and require large capital commitments. In August 2000, the Company sold its dial-up internet access providing business to Earthlink, Inc. and in April 2001, the Company sold its web hosting and non-dial-up business to Veraciti, Inc.

GENERAL DEVELOPMENT OF BUSINESS - ACQUISITIONS AND DIVESTITURES

         During April 2001, we sold our web hosting and non-dial-up business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up business. We recorded a $211,000 loss in connection with this sale.

         On March 1, 2000 the Company acquired all of the outstanding stock of DFI in exchange for 975,000 shares of unregistered common stock valued at $13.00 per share (50,000 shares of which are reserved pending settlement of certain matters), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. DFI is a Tampa, Florida-based provider of e-Business professional services. The value ascribed to the consideration of stock, equity instruments, debt and related costs was $19.1 million resulting in goodwill of $12.8 million. This was accounted for under the purchase accounting method.

         On June 30, 1999 we acquired Spencer Analysis, Inc. ("Spencer"), for approximately 260,005 shares of common stock, subject to certain adjustments. The common stock was valued at $23.08 per share. Spencer is a New York City-based computer consulting firm. The combination has been accounted for as a pooling of interests. Accordingly, our financial statements have been restated for 1999 to include the results of operations and financial position of Spencer.

         On March 31, 1999, we acquired Spectrum Information Systems, Inc. ("Spectrum"), for approximately 145,456 shares of common stock, subject to certain adjustments, in exchange for all of the issued and outstanding capital stock of Spectrum. The common stock was valued by the parties at $22.00 per share. Spectrum is a Huntsville, Alabama-based provider of network services. The combination has been accounted for as a pooling of interests. Accordingly, our financial statements have been restated for 1999 to include the results of operations and financial position of Spectrum.

         During 1999, the Company purchased several Internet access businesses. These businesses were sold to Earthlink, Inc, a large internet service provider (ISP) during August 2000. The company received $2.8 million cash in 2000 and recorded a $3.5 million loss related to this sale. On October 18, 1999, we sold our dial-up internet access services business in Huntsville, Alabama to HiWAAY, a local ISP. We incurred a loss of $350,000 in connection with this sale during 1999.

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

SALES AND MARKETING

         Our sales and marketing strategy is driven by our ability to offer solutions specific to our customer's needs, then we cross-sell additional services to that customer when appropriate. In this way, we are able to increase awareness of our comprehensive e-Business and IT professional services, network solutions, and desktop support and integration. Our marketing efforts are primarily focused on mid-sized businesses and organizations for our strategic services, and large-sized organizations for its staffing, application development, and desktop support services. We utilize a direct sales model for marketing and selling our services. To a lesser extent, we obtain sales leads through our partner relationships.

         Our marketing efforts principally involve tradeshows, direct mailing, and telesales in areas within the geographic scope of our network. We believe that it is critical to increase the brand recognition of the name, "Digital Fusion" then when clients have expressed interest in our services, focus on converting the interest to closed business in one of our service offerings.

         We also generate sales leads through referrals from clients, consultants, responses to requests for proposals, referrals from other e-Business and IT professional service businesses and ISPs, our own Web site and associated links and industry seminars and trade shows. We are focusing our marketing efforts on increasing our brand awareness and on those services (e.g. IT Consulting, training) that benefit from high-volume marketing approaches. We are also focusing on developing solution-focused service lines such as CRM and Distance Learning. We use these service lines to proactively drive business opportunities, then we offer our clients a wider range of solutions from our capabilities as our relationship with that customer expands.

         We currently employ 11 full-time sales people. We have a team approach to proposal development that leverages the best skills of our salespeople and our technical professionals. This enables us to develop sales proposals meeting the specific needs and budgets of our prospective clients. We are developing internal business processes to continually refresh the sales & marketing employees' understanding of our service offerings and service lines. In many cases, our salespeople specialize on a specific service offering instead of selling all services. This allows our salespeople to become more knowledgeable on the offerings they sell.

CLIENTS

         Our client base consists primarily of businesses and organizations with IT Consulting, business application development, and component-based solution needs. We intend to expand our client base in all of our business lines through internal growth to lessen our dependence on any one particular client or group of clients.

         We are dependent on a limited number of clients for a substantial portion of our revenues. For the years ended December 31, 2000 and 1999, our largest client, Aetna, accounted for approximately 20% and 17%, respectively, of our revenues. Revenues derived from our consulting contracts are generally non-recurring in nature; however, we have implemented a CRM system and business processes internally to better capitalize on repeat business with customers. Our contract with Aetna provides that we render services pursuant to purchase orders, each of which constitutes a separate contractual commitment by Aetna. Non-renewal or termination of our contract with Aetna or the failure by Aetna to issue additional purchase orders to us under the existing contract would have a material adverse effect on us. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained, that we will be able to retain existing clients or attract new clients or that we will not remain largely dependent on a limited client base which may continue to account for a substantial portion of our revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Key Customer; Non-Recurring Revenue."

COMPETITION

         The markets for our services are highly competitive, but are specific to each individual service line. With limited barriers to entry we believe the competitive landscape will continue to grow both from new entrants to the market as well as from existing players, such as CRM Software vendors, or ERP vendors expanding the breadth of their services into the mid-level market that we serve.

         We believe that competition in the component-based solution area comes from product vendors, who sell out-of-the-box solutions, and Application Service Providers (ASP) such as salesforce.com, or sales.oracle.com. When selling against a product vendor, we differentiate based on our ability to quickly develop a solution completely customized to our customers needs, in technologies compatible with our customers IT skill sets. When selling against an ASP solution, we differentiate based on our ability to integrate our component extensively with their internal business systems.

         We believe that competition in the Business Application Development/IT professional services market is based upon the following factors:

         -    Speed of response to customer request
         -    Flexibility and willingness to adapt to client needs
         -    Responsiveness to client demands
         -    Number and availability of qualified engineers and programmers
         -    Project management capability
         -    Breadth of service offerings
         -    Technical expertise
         -    Size and reputation
         -    Brand recognition and geographic presence
         -    Price

         Traditional professional services firms (e.g. management consultants), traditional IT service providers and advertising firms, have created divisions within their organizations that focus on the e-Business needs of their clients. Many of these service providers, however, do not provide the breadth of services needed to offer comprehensive, integrated e-Business solutions and services. Management consulting firms focus on overall business strategies and the remodeling of business processes for use in an Internet environment. The more traditional IT service providers are focused on systems integration and the development and implementation of enterprise software applications. Advertising agencies and pure Web design shops have focused on the marketing and creative development of services, but typically lack deep technical capabilities and the ability to provide complete, integrated solutions.

         We compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, including (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial ISPs who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware and software and other technology companies; (v) Application Service Providers. and (vi) major accounting firms. Many of our competitors expanded their service offerings last year and increased their focus on e-Business and IT professional services markets, thus increasing the number of organizations that were providing similar services to ours. This competition increased just prior to when the pure-play dotcom market collapsed. Companies heavily dependent on the dotcom market for their primary source of revenue downsized extensively. The downsizing of these players will lessen competition for skilled technical resources, however, it doesn't have much of an effect on our primary market, since our core competency is building business applications. We need to remain focused on delivering better service than our competitors who also focus their services on business application development.

         As a result of continued competition, we also expect to encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of our services. There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the number of clients, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that continuing consolidation in the e-Business and IT professional services market could result in increased price and other competition in the industry. Increased price or other competition could make it difficult for us to gain additional clients and could have a material adverse effect on us. There can be no assurance that we will be able to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Competition."

EMPLOYEES

         As of June 4, 2001, we had 158 full-time employees and 2 part-time employees, including 5 executive officers, 134 programmers, network engineers and technicians, 11 persons dedicated to sales and marketing activities and 11 administrative personnel. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We believe that our employee relations are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Retaining Key Personnel."

         To maximize the utilization of our resources and evaluate the skills and knowledge of certain prospective employees, we routinely hire temporary personnel to satisfy increased demand for personnel in connection with the commencement of new projects.

ITEM 2.    DESCRIPTION OF PROPERTY

         We serve our clients through our corporate headquarters, located in Tampa Florida, and our regional offices located in New Jersey, New York, Florida and Alabama.

         At December 31, 2000, we did not own any real property and conducted our operations at the following leased premises:


                                                                                   APPROXIMATE
                                                                   APPROXIMATE       ANNUAL
LOCATION                            DESCRIPTION OF FACILITY       SQUARE FOOTAGE   LEASED COST       LEASE TERM
--------                            -----------------------       --------------   -----------       ----------
400 N. Ashley Drive                 Corporate headquarters,            7,012        $112,000       12/01/00-05/31/02
Suite 2600                          sales, administration,
Tampa, FL  33602                    education

Two Greentree Centre                Sales, customer support,           9,168        $165,000       12/20/98-12/31/03
Suite 120                           and programming
Marlton, NJ 08053                   services

Cranberry Commons Bldg C            Sales, customer support,           6,000        $100,000       06/04/99-06/05/04
446 Highway 35                      and programming
Eatontown, NJ 07724                 services

4970 Corporate Drive                Sales, customer support,           3,256         $38,000       1/1/99 - 12/31/01
Suite 100A                          and programming
Huntsville, AL 35805                services

116 John Street                     Sales, customer support,           2,212         $53,000       12/01/99-11/30/02
Suite 620                           and programming
New York, NY 10038                  services

114 Castle Drive                    Network services, sales,          10,000         $39,000       11/01/00-10/31/01
Madison, AL 35758                   customer support
                                    and warehouse

5778 S. Semoran Blvd.               Sales, customer support            4,566         $51,000       3/1/98 - 2/28/03
Orlando, FL  32822                  and programming
                                    services


         We believe that all of our leased premises are in generally good condition, are well maintained and are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

          A complaint was filed on July 25, 2000 in the Circuit Court of Etowah County, Alabama, captioned Personnel Staffing, Inc., Gregerson Management Services, Inc., Chynna, Inc., and Luke, Inc., v. IBS Interactive, Inc., Tim Kielpinski, John Hasty, Bobby Walker, Ed Tubbs, Defendants. The complaint purports to be a civil action and arises out of a contract negotiated in September of 1999, between IBS and Personnel Staffing, Inc. ("PSI"). The basic terms of the contract consist of the following: PSI agreed to pay IBS the sum of $176,625.39, and in return, IBS agreed to install a wide area network ("WAN") connecting computers in PSI's offices in Texas, Colorado and Alabama. IBS also agreed to procure and install most of the necessary hardware for the conversion. The Company believes the ultimate outcome of this litigation will not have a material effect on financial position or results of operations. The complaint alleges, among other things, that the defendants intentionally, wantonly, and negligently failed to perform the contract as agreed by the parties. Plaintiffs argue that IBS, together with four former employees of IBS, are liable for fraud, negligence, breach of contract, invasion of privacy, breach of bailment agreement, wantonness, and negligent retention, supervision and training. IBS has denied these allegations and filed a counterclaim against plaintiffs alleging that plaintiffs were liable for breach of contract and fraud. The Company believes the ultimate outcome of this litigation will not have a material effect on financial position or results of operations. The defendants deny any wrongdoing and intend to contest the suit vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Boston Stock Exchange under the symbol "IBSX." It was also traded on the NASDAQ SmallCap Market System until June 7, 2001 when it was delisted due primarily to not being current with the filings of the Company's periodic reports with the Securities and Exchange Commission. The following table indicates high and low sales quotations for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                     2000                        High               Low
                     ----                        ----               ---
                First Quarter                   $14.44             $8.50

                Second Quarter                  $10.75             $4.50

                Third Quarter                   $ 8.25             $2.00

                Fourth Quarter                  $ 2.50             $0.63



                     1999                        High               Low
                     ----                        ----               ---
                First Quarter                   $22.75            $ 8.13

                Second Quarter                  $30.50            $19.00

                Third Quarter                   $26.25            $18.00

                Fourth Quarter                  $22.13            $ 9.50


         The number of holders of record of our common stock on June 4, 2001 was 106.

         There were no dividends or other distributions made by the Company during the fiscal year ended December 31, 2000 with respect to our common stock. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

         In connection with our October 1999 Private Placement, we issued 480,000 shares of common stock and warrants to purchase 120,000 shares of our common stock at an exercise price of $12.50 per share. The issuance was exempt from registration under the Securities Act pursuant to Section 3(b) and Regulation D promulgated thereunder.

         In connection with our December 1999 Private Placement, we issued 100,000 shares of common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $12.50 per share. The issuance was exempt from registration under the Securities Act pursuant to Section 3(b) and Regulation D promulgated thereunder.

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

         As part of our acquisition of Entelechy, Inc., in January 1998, on February 29, 2000 we issued 86,808 shares of common stock to the former shareholders of Entelechy, Inc. who are also employees of the Company. Because this issuance did not involve any public offering, it was exempt from registration under the Securities Act pursuant to Section 4(2) of the Act.

         On January 12, 2000, we entered into a consulting agreement with EBI, in which we agreed to issue EBI warrants to purchase 50,000 shares of common stock at an exercise price of $12.50 per share upon the closing of certain mergers or acquisitions to be identified. The fair value of the warrants were charged to expense as consulting fees. Because this issuance did not involve any public offering, it was exempt from registration under the Securities Act pursuant to Section 4(2) of the Act.

         In connection with the private placement of common stock effected during 2000, we issued 684,545 shares of our common stock at a price of $11 per share and three-year redeemable warrants to purchase 171,125 shares of our common stock at an exercise price of $13.75 per share. In addition, on May 11, 2000 we issued a three-year warrant to purchase 11,945 shares of our common stock at an exercise price of $13.75 per share to LaSalle St. Securities, LLC in consideration for their services as placement agent for this private placement. Because this issuance did not involve any public offering, it was exempt from registration under the Securities Act pursuant to Section 4(2) of the Act.

         In connection with our merger with DFI on March 1, 2000 we issued 925,000 shares of common stock in exchange for all of the issued and outstanding common stock of DFI, and may issue an additional 50,000 shares upon settlement of certain matters, pursuant to the related agreement and plan of merger. In addition, we issued a $500,000 subordinated note accruing 6% per annum to the former shareholders of DFI. Because this issuance did not involve any public offering, it was exempt from registration under the Securities Act pursuant to
Section 4(2) of the Act.

         On March 1, 2000, we granted non-qualified options to purchase 480,000 shares of common stock to certain of the former employees of DFI; 25% of such options vested upon grant and were considered part of the purchase price and the remaining options will vest over a period of 3 years of continued employment. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

         As part of our acquisition of the Renaissance Internet Access division of PIVC, LLC on February 22, 1999, on March 1, 2000 we issued 12,585 shares of common stock that had been held in reserve to PIVC, LLC pursuant to the terms of the related purchase agreement. Because this did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

         On March 28, 2000, we issued an option to Tekbanc Limited (Tekbanc) to purchase additional 45.45 units consisting of 454,545 shares of our common stock at a price of $11.00 per share and three-year warrants to purchase 113,636 shares of common stock at an exercise price of $13.75. Tekbanc's right to purchase these shares and warrants expired on August 1, 2000. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

         As part of our acquisition of Spectrum Information Systems, Inc. on March 31, 1999, on March 30, 2000 we issued 10,909 shares of common stock that had been held in reserve to the former shareholders of Spectrum information Systems, Inc., pursuant to the terms of the related acquisition agreement. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

         As part of our acquisition of Millennium Computer Applications, Inc., on April 20, 1999, on May 2, 2000 we issued 3,092 shares of common stock that had been held in reserve to the former shareholders of Millennium Computer Applications, Inc., pursuant to the terms of the related acquisition agreement. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

         As part of our acquisition of Spencer Analysis, Inc., on June 30, 1999, on May 2, 2000 we issued 19,500 shares of common stock that had been held in reserve to the former shareholders of Spencer Analysis, Inc., pursuant to the terms of the related acquisition agreement. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

         On June 15, 2000, we entered into a consulting agreement with Tekbanc in which we agreed to issue Tekbanc warrants to purchase 75,000 shares of our common stock at an exercise price of $7.00 in exchange for mergers and acquisitions, marketing, business development and financial advisory services. These warrants vest ratably over a six-month period ending December 15, 2000 and vest immediately in the event of a change of control. The fair value of these warrants was charged to expense during 2000. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

         On August 24, 2000, the Company issued an aggregate of 5,734 shares to the stockholders of Planet Access, Inc. in connection with the Company's acquisition of certain assets of Planet Access in May 1999. Pursuant to the terms of the asset purchase agreement, these shares were previously held in escrow. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements appearing elsewhere herein.

OVERVIEW

         We provide a broad range of e-Business and IT professional services, including strategy services, component-based solutions, business application development, network services, IT consulting services, and desktop support and integration to businesses, organizations and public sector institutions in the Eastern and Midwestern United States. Our revenues are derived principally from fees earned in connection with the performance of services provided to customers.

         During 2000, the Company's strategic vision was to become more focused on being an IT professional services company and concentrate on its profitable business units. In March 2000, the Company purchased DFI, an e-business professional services company to complement its existing web development, network services and desktop support and integration groups.

         In order to focus on the IT professional services business, the Company decided to discontinue providing internet access and web hosting to customers. These businesses require a certain level of size to be competitive and require large capital commitments. In August 2000, the company sold its dial-up internet access providing business to Earthlink, Inc. and in April 2001, the Company sold its web hosting and non-dial-up business to Veraciti, Inc.

         The Company restructured its operations in the first quarter of 2000 after the DFI acquisition to reduce its work force and terminate its Microsoft training business. A charge of $865,000 was recorded related to this restructure. On July 30, 2000, the Company entered into an Agreement and Plan of

Reorganization with Infonautics, Inc and First Avenue Ventures, Inc ("Infonautics Merger"). In November 2000, due to the decline in the market relating to incubator companies, the Company announced the termination of the Reorganization Agreement with Infonautics and First Avenue Ventures. The Company had a charge of approximately $750,000 in the fourth quarter in connection with this termination. During the fourth quarter 2000, approximately 65 employees were terminated related to a reduction in work force and the sale of its dial-up internet access business which was sold in 2000 and with the anticipated move which occurred in January 2001 of the Company's headquarters from Cedar Knolls, New Jersey to Tampa, Florida. This move was done to consolidate the administrative offices with its operational office and eliminate corporate redundancies and reduce corporate overhead. A charge of $1,895,000 was recognized related to the remaining leases and severance during December 2000. Also during the fourth quarter 2000, certain goodwill and computers and equipment were written down due to the reduction in work force and the refocus of Company business to IT professional services.

       The web hosting and non-dial-up division was sold in April 2001 and the Company also reduced its work force to help it meet its goal of reaching profitability with its continuing business units.

       With the April 2001 restructuring, the Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001. However, the Company received a going concern audit opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining cash flow from external sources. In order for the Company to execute its current plan to raise additional capital, it will have to negotiate with certain creditors to reduce these liabilities and this process has already begun. If the Company is successful in obtaining agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company's ongoing capital needs. If the Company cannot restructure the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business and capitalization plans as it may not have sufficient liquidity to service ongoing operations and those liabilities.

         On June 7, 2001, IBS was delisted from the NASDAQ SmallCap Market System primarily due to not being current with the filings of the Company's periodic reports with the Securities Exchange Commission. The 10K and 10Q Company filings were not filed on time primarily due to an investigation into a former New Jersey controller's misappropriation of funds from the Company. The misappropriation of funds was approximately $220,000 and the Company has subsequently recovered approximately $150,000 from the former employee. In addition to actively pursuing collections of all remaining outstanding funds, the Company has insurance covering $500,000 in losses plus $50,000 for investigation fees. The investigation was directed by two of the Company's outside board members and assisted by an outside forensic auditing firm. Whereas this misappropriation was not a material event, the investigation had to be completed in order that the 2000 audit could be finalized. The 10K has been filed and the first quarter 10Q is anticipated to be filed by June 29, 2001. Upon completion of the 10Q filing, the Company will be current in its filings. The Company is vigorously appealing the delisting with the NASDAQ.

RESULTS OF OPERATIONS.

         REVENUES. Revenues increased by $8,069,000, or 53%, from $15,294,000 for the year ended December 31, 1999, to $23,363,000 for the year ended December 31, 2000. This increase is primarily due to the acquisition of DFI, which was included in the 2000 revenues beginning in March but are not reflected in the 1999 revenues since it was accounted for as a purchase acquisition. Revenues from our largest customer also increased by $2,169,000 from $2,547,000 in 1999 to $4,716,000 in 2000. Our largest customer was responsible for 20% of our revenue from continuing operations in 2000.

COST OF SERVICES.

         Cost of services for Professional Services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to clients and equipment costs for Web-site hosting and fees paid to outside consultants engaged for client projects. Cost of services increased by $6,364,000, or 56%, from $11,307,000 for 1999 to

$17,671,000 for 2000. This 56% increase in cost of services is mainly due to the 53% increase in revenues, which was related primarily to the acquisition of DFI.

GROSS PROFIT.

         Our gross profit was $3,987,000 or 26% of revenues in 1999 and $5,692,000 or 24% of revenues in 2000. The decrease in gross profit as a percentage of sales was primarily due to a decrease in the profitability of our network services projects and consulting, offset by an increase in the profitability of our e-Business and IT professional services projects and consulting.

SELLING, GENERAL AND ADMINISTRATIVE.

         Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, accounting, finance and sales and marketing, administrative, as well as professional fees and other costs associated with being a public company and the administration of the Company. Selling, general and administrative expenses increased by $4,663,000, or 60%, from $7,782,000 in 1999 to $12,445,000 for
2000. This increase was primarily attributable to the Company's expanded promotional and marketing activities, the hiring of additional marketing and sales personnel and the increased personnel and related overhead costs associated with our acquisitions. In December 2000 and January 2001, the company reduced its administrative staff significantly in conjunction with its fourth quarter 2000 restructuring and the administrative headquarters move from New Jersey to Florida.

AMORTIZATION OF INTANGIBLE ASSETS.

         Amortization of intangible assets increased by $3,030,000, from $130,000 for 1999 to $3,160,000 for 2000. This increase is primarily attributable to the amortization of intangible assets (customer lists and goodwill), related to the various acquisitions throughout 1999 and with ten months of amortization related to goodwill originating from the DFI acquisition.

NON-CASH COMPENSATION EXPENSE.

         Non-cash compensation expense decreased from $332,000 in 1999 to $244,000 in 2000. This decrease is due to the non-cash compensation that was recorded to restructuring during first quarter 2000 relating to a certain employee's termination agreement and offset by the non-cash compensation of $214,000 charged to expense during the first quarter of 2000 as the shares of common stock related to the 1998 acquisition of Entelechy, Inc. were released since the condition of continued employment had been waived. Non-cash compensation expense is expected to be -0 during 2001.

SEVERANCE AND RESTRUCTURING.

         During the first quarter of 2000, the Company enacted a reduction in force and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000, which is comprised of the exit costs of this business. During the fourth quarter 2000, the Company recorded a $1,895,000 expense related to reduction in work force and closing certain non-essential offices. This expense was comprised of $1,328,000 related to leases and various expenses related to office closings, $230,000 related to write-downs on equipment, $143,000 related to write-off of goodwill and customer lists and $194,000 related to severance, benefits and entitlements from downsizing and moving the administrative headquarters to Tampa, Florida from Cedar Knolls, New Jersey. This move was done to consolidate the administrative offices with its operational office and eliminate corporate redundancies and reduce corporate overhead.

         During 1999 we did not incur any such charges.

MERGER RELATED EXPENSES.

         During 2000 the Company incurred charges of $750,000 in connection with the termination of the Agreement and Plan of Reorganization with Infonautics, Inc. and First Venue Ventures, Inc. which the Company entered into on July 30, 2000. In November 2000, the Reorganization Agreement with Infonautics and First Avenue Ventures was terminated by all parties. During 1999 the Company incurred charges of $232,000 for fees and costs associated with the acquisitions of Spencer Analysis, Inc. Such 1999 amounts, for transactions accounted for as a pooling of interests, are expensed as services are rendered and costs are incurred.

INTEREST EXPENSE.

         Interest expense in 2000 consisted of interest payments and accruals on indebtedness in connection with the DFI acquisition, and to a lesser extent interest payments and accruals on capital leases. Interest expense was $81,000 and $296,000, respectively for 1999 and 2000.

INTEREST INCOME.

         Interest income increased from $116,000 in 1999 to $184,000 in 2000 due to an increase in our cash position in 2000 relative to 1999, as a result of the timing of our private placement financings.

LOSS ON DISPOSAL OF ASSETS.

         On October 18, 1999, we sold our dial-up internet access Services business in Huntsville, Alabama. We incurred a loss of $350,000 in connection with this sale.

DISCONTINUED OPERATIONS AND LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS.

         During 2000, the Company sold its dial-up internet access business to Earthlink for $2.8 million. We recorded a $3.5 million loss related primarily to the write-off of goodwill, certain equipment leases, and severance costs related to the discontinuance of this business. The results from this business unit were recorded in discontinued operations until it was sold.

LIQUIDITY AND CAPITAL RESOURCES.

         In February 2000, we commenced a $9.9 million private placement consisting of units of common stock and warrants (the "2000 Private Placement"). Each unit is offered at a price of $110,000 and consisted of 10,000 shares of common stock and three-year warrants to purchase 2,500 shares of common stock at a price of $13.75 per share. The Company raised approximately $7.0 million. In connection with this 2000 private placement we issued 684,545 shares of our common stock at a price of $11 per share.

         In the second and third quarters of 2000, some of the 2000 Private Placement proceeds were used to pay off the DFI line of credit totaling $3.4 million.

         On July 30, 2000, the Company entered into an Agreement and Plan of Reorganization with Infonautics, Inc. and First Venue Ventures, Inc. In November 2000, due to the decline in the market relating to incubator companies, the Reorganization Agreement with Infonautics and First Avenue Ventures was terminated by all parties.

         In the third quarter, the Company sold its dial-up internet access business to Earthlink for $2.8 million. These proceeds were used to fund the loss of $3.5 million recorded on the sale of the business as well as its operating losses.

         In November 2000, the Company executed a term sheet relating to a $4 million accounts receivable factoring credit line. During the first quarter of 2001, this credit line agreement was not executed as the Company determined it needed to raise equity rather than debt to finance its operating cash requirements.

         The Board of Directors approved a $3 million to $4 million private placement in March 2001 (2001 Private Placement). During March, the Company had raised $2 million of the total placement when it was discovered that a former employee from the Cedar Knolls office had misappropriated some monies. The Board of Directors appointed two board members to head up the investigation into this misappropriation of funds and an independent forensic auditing firm was hired. See the "Overview" discussion above for further details. The 2001 Private Placement was terminated due to this investigation. The investigation has been completed and the amounts are not material to the financial statements. The Company has insurance that will cover all of the funds that were misappropriated less the funds directly recovered.

         In April 2001, the Company received $200,000 of cash from the sale of its web hosting and non-dial-up division. This was used to fund operations.

         The net cash used in operating activities remained approximately the same from $6,893,000 in 1999 compared to $6,837,000 in 2000. The net cash used in operating activities decreased from $7,851,000 reported for the nine month ended September 30, 2000 to $6,837,000 reported for the year-end December 31, 2000. The reason for this decrease in cash used in operations was the decrease in accounts receivable due to an early payment for services of approximately $0.8 million at year-end.

         Net cash provided by investing activities was $2.3 million in 2000 of which $2.8 million was received from the sale of the Company's dial-up internet access businesses which was offset by $0.6 million of capital expenditures. This compares to net cash used in investing activities of $1.3 million in 1999. This was comprised of $1.8 million invested in various acquisitions during 1999, $0.8 million received from the sale of the dial-up internet access business based in Alabama and $0.3 million of capital expenditures.

         Financing activities provided cash and cash equivalents of $3.2 million in 2000 compared to $5.6 million in 1999. In 2000, the net proceeds from our 2000 Private Placement totaled $7.0 million. This was offset by $3.6 million spent to repay debt obligations. In 1999, the net proceeds from private placements of common stock totaled $5.0 million, from warrants totaled $0.7 million and from notes payable, net of repayments totaled $0.2 million. This was offset by distributions to owners of Spencer and Spectrum totaling $0.3 million.

         Our working capital at December 31, 2000 was $(0.8) million. With the April 2001 restructuring, the Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001. Currently the Company is funding its cash needs through $200,000 received from the sale of the web hosting and non-dial-up business, $150,000 received from the former employee who misappropriated funds from the Company, consistent collections of accounts receivable, curtailment of payments of certain debts associated with discontinued business units, restructuring efforts and the termination of the Infonautics Merger and continued improvements in the operational performance of our ongoing business lines. The improved performance of our continuing operations is primarily due to the restructurings that the Company did in fourth quarter 2000 and April 2001. This included reduction of personnel, closing of offices, moving the administrative headquarters to Tampa and focusing on our profitable ongoing business units.

         However, the Company received a going concern audit opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining cash flow from external sources. In order for the Company to execute its current plan to raise additional capital, it will have to negotiate with certain creditors to reduce these liabilities and this process has already begun. If the Company is successful in obtaining agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company's ongoing capital needs. If the Company cannot restructure the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business and capitalization plans and may not have sufficient liquidity to service the approximately $4.0 million of liabilities associated with the discontinued business units, restructuring and Infonautics Merger termination. No assurance can be given that these liabilities can be restructured and if additional capital can be raised.

FLUCTUATIONS IN OPERATING RESULTS

         Our operating results may fluctuate significantly from period to period as a result of the length of our sales cycle, as well as from client budgeting cycles, the introduction of new products and services by competitors, the timing of expenditures, pricing changes in the industry, technical difficulties, and general economic conditions. Our business is generally subject to lengthy sales cycles that require the Company to make expenditures and use significant resources prior to receipt of corresponding revenues.

INFLATION

         Inflation has not had a significant impact on our results of operations.

RECENT EVENTS

         During April 2001, the Company sold its web hosting and non-dial-up business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up business and subleased 4,000 square feet of the Cedar Knolls, New Jersey office space.

         During April 2001, the Company took additional cost reduction and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $339,000 relating to the closing of the office, $62,000 relating to severance, benefits and entitlements and $117,000 of other costs.

         On June 7, 2001, IBS was delisted from the NASDAQ SmallCap Market System primarily due to not being current with the filings of the Company's periodic reports with the Securities and Exchange Commission. These were not filed on time primarily due to the investigation into a former New Jersey controller's misappropriation of funds from the Company. To insure that this was not a material event, the investigation had to be completed so that the 2000 audit could be finalized. The 10K has been filed and the first quarter 10Q is anticipated to be filed by June 29, 2001. Upon completion of the 10Q filing, the Company will be current in its filings. The Company is vigorously appealing the delisting with the NASDAQ.

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

PRIOR OPERATING LOSSES; LACK OF PROFITABILITY; FUTURE OPERATING RESULTS.

         We have recently experienced significant losses in our operations. We may continue to incur losses for the foreseeable future. For the year ended December 31, 2000 our loss from continuing operations was $13.8 million. Our expenses may increase as we seek to grow our business and as our business expands. Even if we become profitable, we may be unable to sustain our profitability. We may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to operate our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

GOING CONCERN.

         We may be unable to continue as a going concern. We have suffered recurring losses and negative cash flow from operations. During 2000, we incurred a loss from continuing operations of $13.8 million, a net loss of $18.1 million and used net cash of $6.8 million in operations. We will need to restructure certain liabilities associated with our discontinued businesses, restructurings and Infonautics Merger termination in order to then be able to get additional equity financing and continue as a going concern. See the auditor's opinion which includes an emphasis paragraph about our ability to continue as a going concern in the financial statement section of this report (Page F-2). We can give you no assurance that we will be able to restructure our liabilities and that such equity financing will be available to us on commercially reasonable terms, or at all.

DEPENDENCE ON KEY CUSTOMER; NON-RECURRING REVENUE.

         For the year ended December 31, 2000, our largest client, Aetna accounted for approximately 20% of our revenues. In December 1998, we entered into a contractual agreement with Aetna to provide certain IT services. This contractual agreement expired in December 2000 and we entered into a new contractual agreement to provide certain IT professional services to Aetna until December 31, 2001. Non-renewal or termination of our contract with Aetna would have a material adverse effect on us. Revenues derived from our consulting contracts are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from Aetna or any other client, that we will be able to retain existing clients or attract new clients or that we will not remain largely dependent on a limited client base, which may continue to account for a substantial portion of our revenues. In addition, we generally will be subject to delays in client funding; lengthy client review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in client policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses in the event of "fixed-price" contracts.

         Our revenues are difficult to forecast. We may increase our operating expenses to increase the number of our sales, marketing and technical personnel to sell, provide and support our products and services. We may not be able to adjust our spending quickly enough to offset any unexpected revenue shortfall. In addition, at any given point in time, we may have significant accounts receivable balances with customers that expose us to credit risks if such customers are unable to settle such obligations. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business will be materially and adversely affected.

EMERGING AND EVOLVING MARKETS.

         The markets for some of our services are relatively new and evolving, and therefore the ultimate level of demand for our services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development, networking services, IT consulting services could materially adversely affect our business and prospects.

         Our success is dependent on our ability to continually attract and retain new clients as well as to replace clients who have not renewed their contracts. Achieving significant market acceptance will require substantial efforts and expenditures on our part to create awareness of our services.

LIMITED MARKETING, SERVICE AND SUPPORT CAPABILITIES.

         To effectively market and sell our services, we will need to expand our client service and support capabilities to satisfy increasingly sophisticated client requirements. We currently have limited marketing experience and limited marketing, service, client support and other resources, which may not be adequate to meet client needs.

COMPETITION.

         Competition for the Internet and IT professional services that we provide is significant, and we expect that competition will continue to intensify. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against such competitors, our business will be adversely affected. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than we have.

         Our competitors include national, regional and local IT consulting and networking service providers, software development firms and major accounting and consulting firms such as Accenture, iXL Enterprises, Scient, Viant, Proximcon, Applied Theory Corporation, Interliant, Appnet, and Breakway Solutions.

         In addition, we also encounter competition from numerous other businesses that provide one or more similar goods or services, including numerous resellers of Internet-related hardware and software and Web-site development companies.

         Our competitors may respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may also devote greater resources than we can to the development, promotion and sale of their products and services. They may develop Internet products and services that are superior to or have greater market acceptance than ours. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties.

         New competitors, including large computer hardware, software, professional services and other technology and telecommunications companies, may enter our markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. We may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from professional services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

RAPID TECHNOLOGICAL CHANGE.

         The market for Internet and IT professional services has only recently begun to develop and is rapidly evolving. Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, our business will be materially and adversely affected.

SYSTEMS FAILURE RISK.

         Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in Tampa, Florida. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays our network operations could materially and adversely affect our business.

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

IDENTIFYING SUITABLE ACQUISITION CANDIDATES.

         A key element of our expansion strategy has been to grow through acquisitions. If we do identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to successfully integrate the services, products and personnel of any acquired business into our operations. We may not be able to retain key employees of the acquired companies or maintain good relations with their customers or suppliers. We may be required to incur additional debt, and we may be required to issue equity securities, which may be dilutive to existing stockholders, to fund acquisitions.

UNSUCCESSFUL ACQUISITIONS.

         We may acquire and integrate complementary businesses, products, services or technologies, but we have limited experience in these activities. If we seek to make investments or acquisitions, it will be subject to the following risks:

         - The difficulty of assimilating the operations and personnel of acquired companies.

         -    The potential disruption of our business.

         - The inability of our management to maximize our financial and strategic position by the incorporation of an acquired technology or business into our service offerings.

         - The difficulty of maintaining uniform standards, controls, procedures and policies.

         - The potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management.

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

RETAINING KEY PERSONNEL.

         There is intense competition for qualified personnel in the sectors in which we operate. The loss of existing personnel or the failure to recruit additional qualified technical, managerial and sales personnel, as well as expenses in connection with hiring and retaining personnel, would adversely affect our business. We also depend on the performance of our executive officers and key employees, some of whom have not entered into employment agreements with us.

         As we continue to increase the scope of our operations, our workforce has grown significantly. As of June 4, 2001, the Company had 158 full-time and two part-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer support technician positions. Competition for qualified employees, particularly engineers, programmers and technicians, is intense. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future clients in a cost effective manner or at all.

 NEED FOR CAPITAL.

         Our future capital uses and requirements will depend on numerous factors, including:

         - The extent to which our solutions and services gain market acceptance.

         - The level of revenues from our present and future solutions and services.

         -   The expansion of operations.

         - The costs and timing of product and service developments and sales and marketing activities.

         -   Costs related to acquisitions of technology or businesses.

         -   Competitive developments; and

         - Costs related to downsizing and discontinuation or sale of business units.

         In order to continue to increase sales and marketing efforts, continue to expand and enhance the solutions and services we are able to offer to present and future clients and fund potential acquisitions, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurances that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in May 1998 and loan facilities.

         We cannot assure you that additional funding will be available for us to finance our ongoing operations when needed or that adequate funds for our operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, if at all, or on terms acceptable to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our expansion programs, to limit the marketing of our products, or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves. This would have a material adverse effect on our business.

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

         Factors that could cause quarterly results to fluctuate include:

         -    Customer demand for products and services.

         -    The timing of the expansion of operations.

         - Seasonality in revenues, principally during the summer and year-end holidays.

         - The mix of products and services revenues from our operating divisions.

         -    Changes in pricing by us or competitors.

         -    The introduction of new products or services by us or competitors.

         -    Costs related to acquisitions of technology or businesses; and

         -    Recession or slow-down in economy.


CHANGES IN GOVERNMENT REGULATIONS.

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

LIABILITY FOR MATERIAL DISTRIBUTED OVER THE INTERNET.

         The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content in the web sites we host or in email messages that we transmit. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites we host. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. If we have to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our business may be materially adversely affected.

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

         We have granted options to purchase 711,280 shares under our 1998, 1999 and 2000 Stock Option Plans. We have granted 660,000 of nonqualified stock options during 2000. These were granted to certain management to retain key personnel during this restructuring and refocusing the Company's strategic vision to be focused on being an IT professional services firm and sell or shut down unprofitable units. If the holders of these options were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of our common stock.

         In addition, the Company has reserved up to approximately 65,000 shares for issuance in connection with certain acquisitions (including 50,000 shares to be reserved in connection with the DFI merger) and has agreed to issue warrants to purchase up to 667,510 shares in connection with the consulting agreements, private placement financings, the conversion of the 1999 Debentures and other agreements. If and when these shares are issued by the Company and sold by the various holders, sale of these shares could have an adverse effect on the market price of our common stock.

EFFECT OF DELISTING BY THE NASDAQ SMALLCAP MARKET.

         Our common stock was listed on the Nasdaq SmallCap Market. On June 7, 2001, IBS was delisted from the Nasdaq SmallCap market primarily due to not being current with the filings of the Company's periodic reports with the Securities and Exchange Commission. The Company has filed its 10K and will file its 10Q by June 29, 2001. The Company will file an immediate appeal to NASDAQ regarding this delisting and plans to vigorously seek reinstatement as soon as possible. We are currently listed on the Boston Exchange Market. The Company does not know what affect this delisting form the Nasdaq Small Cap Market will have on its trading. As a result of this delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations of the market value of, our common stock.

         In addition, the trading price of our common stock continues to be below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). These rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could, in the event our common stock was deemed to be a penny stock, discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of our stockholders sell our common stock in the secondary market.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

NICHOLAS R. LOGLISCI, JR., 39. Mr. Loglisci, a founder of IBS, has served as our Chief Executive Officer and as a director since inception in February 1995. Prior to founding us, Mr. Loglisci headed the New York Metropolitan Area Sales of Allen Telecom Group. From 1990 to 1994, Mr. Loglisci was employed in a variety of sales, marketing and management positions with Motorola, Inc. Prior to his corporate experience, Mr. Loglisci served as an officer in the U.S. Army from 1985 to 1990. Mr. Loglisci is a graduate of both the U.S. Army's Airborne and Ranger schools. Mr. Loglisci holds a BS degree in Engineering from the United States Military Academy and an MBA degree from New York University's Stern School of Business.

ROY E. CRIPPEN, III, 42. Mr. Crippen became our President in December 2000. He has been our Chief Operating Officer and a director since March 2000. Prior to joining us, he was Chief Operating Officer and a director of digital fusion, inc., an IT consulting and Web programming firm that IBS Interactive acquired in March 2000. Before co-founding digital fusion in March 1999, Mr., Crippen was the Executive Vice President and Chairman of PowerCerv Technologies Corporation, an enterprise resource planning software company. Between 1992 and March 1999, Mr. Crippen held several positions with PowerCerv, including Executive Vice President, Chief Operating Officer, Chief Technology Officer, and Vice Chairman. In 1996, Mr. Crippen was a co-recipient of the Ernst & Young/USA Today/NASDAQ Florida Entrepreneur of the Year award in the technology division. Mr. Crippen holds a BS degree in computer engineering from the University of South Florida.

KAREN SURPLUS, 41. Ms. Surplus has served as our Chief Financial Officer since January 2001. She became our Vice President of Administration in March 2000. Prior to joining us, she was the Vice President of Finance of digital fusion, inc. Prior to her position with digital fusion, Ms. Surplus was Chief Accounting Officer of PowerCerv Corporation, whom she helped take public in 1996. Before her time at PowerCerv, she spent ten years at Florida Progress Corporation and its subsidiaries, the last position held being Controller and Assistant Treasurer with the Financial Services subsidiary. Ms. Surplus spent four years with Arthur Andersen public accounting firm where she received her Certified Public Accounting license. Ms. Surplus holds a BA degree in Business from Kansas State University and an MBA degree from the University of Tampa.

AHMAD AL-KHALED, 34. Mr. Al-Khaled has served as a director since April 2000. Mr. Al-Khaled has been the Chief Operating Officer of Tekbanc Limited since March 2000. Mr. Al-Khaled is also the Assistant Deputy Director and head of the Investment Funds Division at the Kuwait Fund for Arab Economic Development's Investment Department, which he joined in September 1995. He also serves on the board of directors of incuVest LLC, a U.K.-based creator and operator of leading-edge technology companies, Brask Management, a U.K.-based sports management firm, and Tech Pacific, a Hong Kong-based technology services company. Mr. Al-Khaled holds a BA degree from California State University.

FRANK R. ALTIERI, JR., 33. Mr. Altieri has served as a director since April 1996. He served as our Chief Information Officer from April 1996 to November 2000. From 1993 to 1996, Mr. Altieri was the President of Interactive Networks, Inc., an Internet service provider that we acquired in April 1996. From 1989 to 1993, Mr. Altieri served as the Management Information Systems Director for Nutronic Circuit Co., Inc.

O. G. GREENE, 59. Mr. Greene has served as a director since January 2001. Mr. Greene has served as the Chief Executive Officer of CareeRx, a provider of automated solutions to the recruiting and career management industry since October 1999. From January 1998 to April 1999, Mr. Greene served as the Chief Executive Officer of Speer Communications (now DSM Networks), a Nashville, Tennessee based provider of information and media services to the broadcast and network industries. In 1995, Mr. Greene co-founded Atlanta, Georgia based GridNet International, a provider of TCP-IP networks to large telecommunications companies and corporations such as BellSouth, PACBell, and Mindspring, and served as its President and Chief Executive Officer from June 1995 to January 1998. Prior to Gridnet, Mr. Greene served as Executive Vice President and Chief Operating Officer of First Financial Management, a provider of payment system services to the credit card, health care and checking industries. Mr. Greene also is a past Chief Executive Officer of National Data Corporation (NDC), one of the largest providers of payment system services to the credit card and healthcare industries. Prior to his leadership at NDC, Mr. Greene enjoyed a twenty-five year career at Burroughs Corporation. Mr. Greene also is on the board of directors of PowerCerv Corporation in Tampa, Florida; The National Registry Inc. in St. Petersburg, Florida and Auburn University.

BRUCE E. FIKE, 56. Mr. Fike has served as a director since April 2000. Since 1991, Mr. Fike has served as Chairman of Aldenshire Ltd., an investment corporation. Mr. Fike serves on the Investment Board and as Senior Advisor to the Chairman of Greystone Capital Group, LLC, a private equity firm, and is a director of InSITE Services, LLC, and Peachtree Franchise Finance group, LLC. Mr. Fike is a director of the Center for Puppetry Arts, a not-for-profit organization. He holds a BS degree in Mathematics and Management Science from the University of Akron and studied corporate law at the University of Tennessee College of Law.


ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth compensation paid to IBS Interactive's Chief Executive Officer and its other most highly compensated executive officers for the three years ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation                 Long-Term Compensation
                                                         -------------------                 ----------------------
                                                                             Other                          Securities
                                                                             Annual          Restricted     Underlying
Name and Principal Position        Year        Salary        Bonus       Compensation(1)    Stock Awards     Options
---------------------------        ----        ------        -----       ---------------    ------------     -------
Nicholas R. Loglisci, Jr.          2000       $125,294      $     0         $ 7,200            $ 0           50,000
  Chief Executive                  1999       $115,000      $15,000         $ 7,200            $ 0            5,000
  Officer.                         1998       $ 75,133      $     0         $ 5,200            $ 0                0

Roy E. Crippen, III                2000       $ 83,333      $     0         $     0            $ 0          150,000
  President and Chief
  Operating Officer (2)

Frank R. Altieri, Jr.              2000       $114,932      $     0         $ 5,500            $ 0           50,000
  Chief Information                1999       $115,000      $15,000         $ 4,800            $ 0            5,000
  Officer (3)                      1998       $ 75,133      $     0         $ 4,800            $ 0                0

Howard B. Johnson                  2000       $125,294      $     0         $ 6,000            $ 0          150,000
  Former Chief Financial           1999       $ 71,875      $     0         $18,200            $ 0          150,000
  Officer (4)

Karen L. Surplus                   2000       $ 91,667      $     0         $     0            $ 0           65,000
  Chief Financial Officer (5)


(1) Represents payment of automobile allowance and, in the case of Mr. Johnson, reimbursement of $15,000 in relocation expenses during 1999.
(2) Mr. Crippen's employment with IBS Interactive commenced on March 1, 2000 when DFI was acquired.
(3)   Mr. Altieri terminated his employment on November 15, 2000.
(4) Mr. Johnson's employment with IBS Interactive commenced on May 7, 1999 and he terminated his employment with the company on February 1, 2001.
(5) Ms. Surplus's employment with IBS Interactive commenced on March 1, 2000 when DFI was acquired.

         The following table summarizes options granted during the year ended December 31, 2000, to the executive officers named in the Summary Compensation Table above.

                        Option Grants In Last Fiscal Year
                               (Individual Grants)


                                 Number of
                                 Securities        Percent of Total Options  Exercise
                             Underlying Options    Granted to Employees in   Price Per
Name                           Granted (1)(2)         Fiscal Year (3)         Share        Expiration Date
----                           --------------         ---------------         -----        ---------------
Nicholas R. Loglisci, Jr.          40,000                  3.51%             $ 6.0625         July 6, 2010
                                   10,000                  0.88%             $10.1875       January 13, 2010

Roy E. Crippen III.               150,000                 13.15%             $  10.49        March 1, 2010

Frank R. Altieri, Jr (2)           40,000                  3.51%             $ 6.0625      February 15, 2004
                                   10,000                  0.88%             $10.1875      February 15, 2004

Howard B. Johnson (2)              25,000                  2.19%             $  0.938      February 15, 2004
                                   50,000                  4.38%             $ 6.0625         Expired (2)
                                   75,000                  6.57%             $10.1875         Expired (2)

Karen L. Surplus                   25,000                  2.19%             $  0.938      November 29, 2010
                                   40,000                  3.51%             $  10.49        March 1, 2010


(1) The options to purchase an aggregate of 50,000 shares of common stock granted to Mr. Loglisci vest over a three-year period at the rate of 33.3% on each anniversary of the date of grant. The options granted to Mr. Crippen and Ms. Surplus of 150,000 and 40,000 respectively, vest 25% on 3/1/00 and the remainder vest ratably each month over a 36-month period. The option to purchase 25,000 shares of common stock granted to Mrs. Surplus vest over a five-year period at the rate of 20% on each anniversary of the date of grant.

(2) Messrs. Altieri and Johnson terminated their employment with the Company. As per their termination agreement with the Company, their options terminated except for 50,000 options for Mr. Altieri, which expire on February 15, 2004 and 25,000 options for Mr. Johnson, which expire on February 15, 2004.

(3) During the year ended December 31, 2000, IBS Interactive granted employees options to purchase 1,140,825 shares of common stock under our Stock Option Plans.

           Aggregated Option Exercises in Fiscal 2000 and Fiscal 2000
                             Year-End Option Values

       The following table shows the number of shares underlying both exercisable and unexercisable stock options held by the executive officers named in the Summary Compensation Table as of the year ended December 31, 2000, and the values for exercisable and unexercisable options. No options were exercised during the year ended December 31, 2000 by these executive officers.


                                Number of Securities Underlying              Value of Unexercised
                                     Unexercised Options                     In-The-Money Options
                                      at December 31,2000                   at December 31, 2000 (1)
                                -------------------------------         ------------------------------
Name                              Exercisable     Unexercisable         Exercisable      Unexercisable
----                              -----------     -------------         -----------      -------------
Nicholas R. Loglisci, Jr...          5,000            50,000                 $0               $0

Roy E. Crippen, III........         65,625            84,375                 $0               $0

Frank R. Altieri, Jr.......         50,000               0                   $0               $0

Howard B. Johnson..........         25,000               0                   $0               $0

Karen L. Surplus...........         17,500            47,500                 $0               $0

(1) Options are in-the-money if the market value per share of the shares underlying the options is greater than the option exercise price. This calculation is based on the fair market value at December 31, 2000 of $0.75 per share, less the exercise price.

                            COMPENSATION OF DIRECTORS

         Directors who are officers or employees of the Company receive no additional compensation for service as members of the Board of Directors or committees thereof. Directors are reimbursed for their reasonable expenses in connection with attendance at meetings of the Board of Directors. All directors who are not employees (the "Eligible Directors") may participate (as directors) in our 2000 Stock Option Plans. Upon the initial election of an Eligible Director, such director is granted an option to purchase 10,000 shares of common stock (the "Initial Options"). The Initial Options become exercisable in full on the first anniversary of the date of grant if such person is then serving as a director. In addition, immediately after each Annual Meeting of Stockholders, each Eligible Director reelected will receive an option to purchase 3,000 additional shares of common stock (the "Annual Options"). The Initial Options and Annual Options have a term of ten years and an exercise price payable in cash or shares of common stock. The exercise price of Initial Options and Annual Options will be equal to the fair market value of our common stock on the date of grant. Eligible Directors will receive such additional compensation for their service as the Board of Directors may determine from time to time. Two directors, O.G. Green and Bruce Fike receive $1,000 per Board of Director's meeting.

         In May 2001, we purchased an aggregate of $3,000,000 of directors and officers liability insurance for indemnification of all of our directors and officers at a cost of approximately $70,000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-OF-CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENTS

         In May 1999, we entered into a four-year employment agreement with Mr. Loglisci, pursuant to which Mr. Loglisci is employed as our Chief Executive Officer. Mr. Loglisci is entitled to compensation consisting of an annual base salary in the amount of $115,000. In addition, Mr. Loglisci is entitled to a base salary increase of 10% per year, a bonus based on the achievement of certain performance criteria, including our profitability, and a monthly automobile allowance. In the event that we terminate Mr. Loglisci, without cause, we will be required to pay to him his annual base salary for a period of two years after termination and options and restricted stock then held by such executive will automatically vest. Mr. Loglisci is also subject to certain non-competition, confidentiality and non-disclosure of invention obligations pursuant to his employment agreement.

         In March 2000, we entered into a three-year employment agreement with Mr. Crippen, pursuant to which Mr. Crippen is employed as our Chief Operating Officer. Mr. Crippen is entitled to compensation consisting of an annual base salary in the amount of $100,000. In addition, Mr. Crippen is entitled to a base salary increase of 20% per year, a bonus based on the achievement of certain performance criteria, including our profitability, and a monthly automobile allowance. In the event that we terminate Mr. Crippen, without cause, we will be required to pay to him his annual base salary for a period of two years after termination and options and restricted stock then held by such executive will automatically vest. Mr. Crippen is also subject to certain non-competition, confidentiality and non-disclosure of invention obligations pursuant to his employment agreement.

         Each of the employment agreements entered into between us and Messrs. Loglisci and Crippen contains a change of control provision. In each employment agreement, a change of control (hereinafter, an "Employment Agreement Change of Control") is defined as either (1) a transaction that results in a person other than Messrs. Loglisci or Crippen (or any person or entity related to or controlled by them) becoming the owner of more than 50% of the total aggregate voting power of our outstanding voting stock; or (2) a period of two consecutive years, during which individuals who at the beginning of such period constituted our Board of Directors (together with any new directors whose election by stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) ceasing for any reason to constitute a majority of the directors than in office unless such majority of the directors then in office has been elected or nominated for election by Messrs. Loglisci or Crippen (or any person or entity related to or controlled by them).

         The employment agreements of Messrs. Loglisci and Crippen provide that if, upon an Employment Agreement Change of Control, or at any time within one year thereafter, the executive is no longer employed by us for any reason other than for cause or the executive's death, disability or legal incapacity, the executive shall be entitled to receive a lump sum payment equal to two times the amount of his annual base salary then in effect plus any other amounts to which he is entitled under our employee compensation plans and policies as of the date of termination.

         During 2000, Mr. Johnson was employed as our Chief Financial Officer. Mr. Johnson tendered his resignation effective February 1, 2001 and his employment agreement was terminated by mutual agreement of Mr. Johnson and us. The Company agreed to vest 25,000 of Mr. Johnson's options, which expire on February 15, 2004.

         During 2000, Mr. Altieri was employed as our Chief Information Officer. Mr. Altieri resigned from the Company effective November 15, 2000 and his employment agreement was terminated by an Employment Termination Agreement. The Company agreed to vest 50,000 of Mr. Altieri's options, which expire on February 15, 2004.

         Mr. Brenner was our Chief Operating Officer through May 2000. Mr. Brenner's employment agreement was terminated by a termination agreement effective May 31, 2000. Mr. Brenner and the Company agreed that Mr. Brenner would receive seven monthly payments of $12,853.81 for certain consulting services. Mr Brenner's family medical and dental coverage would continue through December 31, 2001, he would be granted an additional 25,000 options and all options including the additional 25,000 which totals 122,500 would be completely vested and remain exercisable until May 31, 2005. Mr. Brenner has been paid five of the monthly payments and the other two are being held due to a disagreement between Mr. Brenner and the Company.

1998, 1999 AND 2000 STOCK OPTION PLANS

         Effective as of March 10, 1998, we adopted the 1998 IBS Interactive, Inc. Stock Option Plan (the "1998 Stock Option Plan") and effective as of May 7, 1999 we adopted the 1999 IBS Interactive, Inc. Stock Option Plan (the "1999 Stock Option Plan"). Effective as of June 9, 2000, we adopted the 2000 IBS Interactive, Inc. Stock Option Plan (the "2000 Stock Option Plan"). Stock options granted under the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2000 Stock Option Plan become exercisable in certain situations, including termination of employment without cause, after a change of control as defined in each of the 1998 Stock Option Plan, 1999 Stock Option Plan and 2000 Stock Option Plan (a "Stock Option Change of Control").

         A Stock Option Change of Control is deemed to occur if any of the following events occur:

                  (i) Any "person" or "group" within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (a) becomes the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of 50% or more of the combined voting power of IBS Interactive's then outstanding securities, otherwise than through a transaction or series of related transactions arranged by, or consummated with the prior approval of, the Board of Directors of IBS Interactive; or (b) acquires by proxy or otherwise the right to vote 50% or more of the then outstanding voting securities of IBS Interactive, otherwise than through an arrangement or arrangements consummated with the prior approval of the Board for the election of directors, for any merger or consolidation of IBS Interactive or for any other matter or question.

                  (ii) During any period of 24 consecutive months, Present Directors and/or New Directors (each as defined in the 1998, 1999 or 2000 Stock Options Plan) cease for any reason to constitute a majority of the Board.

                  (iii) Consummation of (a) any consolidation or merger of IBS Interactive occurs in which IBS Interactive is not the continuing or surviving corporation or pursuant to which shares of our stock would be converted into cash, securities or other property, other than a merger of IBS Interactive in which the holders of IBS Interactive's stock immediately prior to the merger have the same proportion and ownership of common stock of the surviving corporation immediately after the merger; or (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of IBS Interactive occurs.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000 by: (i) each person or entity who is known by IBS Interactive to own beneficially 5% or more of the outstanding shares of common stock, (ii) each of the executive officers named in the Summary Compensation Table above, (iii) each director, and (iv) all of our executive officers and directors as a group.

                                                                  Amount and Nature
                                                                    of Beneficial     Percentage of
Name and Address of Beneficial Owner(13)                             Ownership(1)       Class(2)
                                                                     -------------      --------
Nicholas R. Loglisci, Jr.(3)  .....................................     388,091           5.7%
Roy Crippen III(4).................................................     565,721           8.3%
Karen L. Surplus (5)...............................................      18,000              *
Susan Holloway Torricelli(6).......................................      15,000              *
Frank R. Altieri, Jr.(7)...........................................     423,435           6.2%
Ahmed Al-Khaled(8).................................................      60,000              *
Bruce Fike.........................................................           0              *
O. G. Greene.......................................................           0              *
Tekbanc Limited(9).................................................     643,181           9.2%
Clark and Carla Frederick(10)(11)..................................     380,735           5.6%
Sean Mann(12)......................................................     329,013           4.8%
All executive officers and directors as a group (8 persons)........   1,473,247          21.1%

-----------

* Indicates beneficial ownership of less than one percent of the total outstanding common stock.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or are exercisable within 60 days of December 31, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name
(2)   6,787,129 shares of common stock are outstanding as of April 17, 2001.
(3) Includes 5,000 shares of common stock Mr. Loglisci has the right to acquire through the exercise of stock options.
(4) Includes 65,625 shares of common stock Mr. Crippen has the right to acquire through the exercise of stock options.
(5) Includes 17,500 shares of common stock Ms. Surplus has the right to acquire through the exercise of stock options.
(6) Includes 10,000 shares of common stock Ms.Torricelli has the right to acquire through the exercise of stock options.
(7) Includes 50,000 shares of common stock Mr. Altieri has the right to acquire through the exercise of stock options.
(8) Includes 60,000 shares of common stock Mr.Al-Khaled has the right to acquire through the exercise of warrants.
(9) Includes 188,636 shares of common stock that Tekbanc Limited has the right to acquire through the exercise of warrants.
(10)  Mr. Frederick and Carla Frederick own these shares as joint tenants.
(11) Includes 15,000 shares of common stock that Mr. Frederick has the right to acquire through the exercise of stock options.
(12) Includes 45,938 shares of common stock that Mr. Mann has the right to acquire through the exercise of stock options.
(13) Unless otherwise indicated, the address of each beneficial owner is 400 N. Ashley, Suite 2600, Tampa, FL 33602.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September and October 1999, Mr. Stephen Loglisci, the brother of Nicholas R. Loglisci, Jr., the President, Chief Executive Officer and Chairman of the Company, purchased $300,000 in convertible debentures issued by the Company (the "1999 Convertible Debentures"). The 1999 Convertible Debentures paid an interest rate of 12% per year and were convertible into a subsequent equity offering by the Company with proceeds of at least $3 million. The 1999 Convertible Debentures were converted in December 1999 in connection with a $4.8 million private placement of units consisting of common stock and warrants offered by the Company (including $600,000 of proceeds from the conversion of the 1999 Convertible Debentures). In connection with the conversion, Mr. Stephen Loglisci received three units consisting of an aggregate 30,000 shares of common stock and warrants to purchase 7,500 shares of common stock at $12.50 per share. In addition, Mr. Stephen Loglisci received warrants to purchase an additional 6,840 shares at $12.50 per share.

         In April 2000, Tekbanc purchased $5 million in equity securities issued by the Company in 45.45 units consisting of 454,545 shares of common stock at a price of $11.00 per share and three-year warrants to purchase 13,636 shares of common stock at $13.75 per share. Ahmed Al-Khaled, Chief Operating Officer of Tekbanc joined the Board of Directors of the Company in April 2000 and received thee-year warrants to purchase 60,000 shares of common stock at $13.75 per share. Mr. Al-Khaled was named to the Executive Committee of the Board of Directors of the Company in April 2000. Tekbanc has the right to purchase an additional 45.45 units consisting of 454,545 shares of common stock at a price of $11.00 per share and three-year warrants to purchase 113,636 shares of common stock at an exercise price of $13.75 per share. Tekbanc's right to purchase these shares and warrants expires on August 1, 2000.

         In September 2000, the Company purchased the original equipment manufacturing rights to a financial accounting software package developed by PowerCerv Technologies Corporation ("PowerCerv"). The purchase price was $350,000, which approximates fair market value, of which $140,000 was paid in the third quarter of 2000, $105,000 was paid on December 31, 2000 and $105,000 will be paid in 2001. Roy Crippen, III, the Company's President and "Chief Operating Officer, is a member of the Board of Directors of PowerCerv.

         On October 13, 2000, the Company entered into a consulting services agreement with PowerCerv. The Company will provide consulting services to PowerCerv at $130 per hour for a total of $350,000. PowerCerv paid IBS a $150,000 deposit, the next $50,000 is to be paid by PowerCerv and the remaining $150,000 of services will be offset by reducing the PowerCerv Note discussed in the Notes to Consolidated Financial Statements Note 6(a). The total amount of this agreement is due and payable in 2001 and all unused paid services must be used by December 31, 2001.

         During April 2001, the Company sold its web hosting and non-dial-up business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain leases obligations of the Company related to the web hosting and non-dial-up business and subleased 4,000 square feet of the Cedar Knolls office space. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a current member of the Board of Directors of IBS.

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

  *10.2     Form of Warrant to Purchase Shares of Stock, dated as of October 31,
            1997 (filed as Exhibit 10.4 to our Registration Statement).


  *10.3 Employment Agreement, dated as of May 3, 1999, by and between IBS and Nicholas R. Loglisci, Jr. (filed as Exhibit 10.1 to our
            Quarterly Report on form 10-QSB for the quarter ended June 30,
            1999).+
  *10.4 Employment Agreement, dated as of May 3, 1999, by and between IBS and Frank R. Altieri, Jr. (filed as Exhibit 10.3 to our Quarterly
            Report on form 10-QSB for the quarter ended June 30, 1999).+
  *10.5 Employment Agreement, dated as of May 3, 1999, by and between IBS and Jeffrey E. Brenner (filed as Exhibit 10.4 to our Quarterly
            Report on form 10-QSB for the quarter ended June 30, 1999).+
  *10.6 Employment Agreement, dated as of May 7, 1999, by and between IBS and Howard Johnson (filed as Exhibit 10.6 to our Annual Report on form 10-KSB for the fiscal year ended December 31, 1999).+
  *10.7     Stock Purchase Agreement, dated as of January 31, 1998, between the
            Company and Entelechy, Inc. and the stockholders of Entelechy, Inc.
            named therein (filed as Exhibit 10.12 to our Registration
            Statement).
  *10.8 Membership Interest Purchase Agreement, dated September 24, 1998, by and among the Company and Peter Bowman, Lawrence Rafkin, Robert
            Gillespie, Steven Rotella, Steven Swartz, Joseph Calabro, Febe
            Dwyer, Barbara Glass-Seran, Clifford Seran, Stanley Lerner, Annette
            Monti, Christina Monti, Jack Monti, Rogelio Valencia, Linda Valencia and Phyllis Wood (filed as Exhibit 2.1 to our Report on Form 8-K, filed on October 9, 1998).
  *10.9 Membership Interest Acquisition Agreement dated December 10, 1998, by and among the Company, Carl Broadbent, Keith Lowy, Stephen Lowy and Halo Network Management, LLC (filed as Exhibit 2.1 to our Report on Form 8-K, filed on December 22, 1998).
  *10.10    IBS Interactive, Inc. 1998 Stock Option Plan (filed as Exhibit
            10.14 to our Registration Statement).+
  *10.11    IBS Interactive, Inc. 1999 Stock Option Plan (filed as part of our
            Proxy Statement for the Annual Meeting of Stockholders held on June
            4, 1999).+
  *10.12 Second Lease Modification Agreement, dated as of March 3, 1998, by and among the Company and EI Realty, 2 Ridgedale Avenue, Inc. and
            Hanover Park for Industry, in connection with our premises in Cedar
            Knolls, New Jersey (filed as Exhibit 10.17 to our Registration
            Statement).
  *10.13 Letter Agreement, dated as of October 21, 1997, between the Company and EI Realty in connection with our premises in Cedar Knolls, New
            Jersey (filed as Exhibit 10.18 to our Registration Statement).
  *10.14 Lease Agreement, dated as of May 1, 1997, by and between the Company and Iron Investment Corp. and Hanover Park for Industry, in connection with our premises in Cedar Knolls, New Jersey (filed as Exhibit 10.19 to our Registration Statement).
  *10.15 Network Services Contract, dated as of December 27, 1996, between the Company and the Catholic Healthcare Network (filed as Exhibit
            10.20 to our Registration Statement).
  *10.16    Professional Service Agreement Consulting, dated as of October 23,
            1997, between Aetna Life Insurance Company and the Company (filed as
            Exhibit 10.21 to our Registration Statement).
  *10.17 Lease Agreement, dated as of January 31, 1998, between the Company and R&G International, in connection with our premises in Huntsville, Alabama (filed as Exhibit 10.22 to our Registration
            Statement).
  *10.18 Loan Agreement, dated October 30, 1998, by and between the Company and First Union National Bank (filed as Exhibit 10.18 to our Annual
            Report on Form 10-KSB for the fiscal year ended December 31, 1998).
  *10.19    IBS Interactive, Inc. Deferred Compensation Plan, effective May 1,
            1999 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999). +
  *10.20 Amendment 1 to IBS Interactive, Inc. Deferred Compensation Plan, effective August 1, 1999 (filed as Exhibit 10.1 to our Quarterly
            Report on Form 10-QSB for the quarter ended September 30, 1999). +
  *10.21    Exchange Agreement, dated as of March 31, 1999, by and among IBS,
            Dan E. Spencer, Raymond Deep, Michael Bayless, Michael Ivy, Billy
            Lenox and Spectrum Information Services, Inc. (filed as Exhibit 2.1 to our Report on Form 8-K filed on April 15, 1999).
  *10.22    Agreement and Plan of Merger dated as of June 30, 1999, among
            Arnold Schron, Spencer Analysis, Inc., IBS and SAI Acquisition Corp.
            (filed as Exhibit 2.1 to our Report on Form 8-K, filed on July 15,
            1999).



*10.23    Agreement and Plan of Merger dated as of February 10, 2000, among
          Sean D. Mann, Roy E. Crippen III, Michael E. Mandt, Ali A. Husain,
          Robert E. Siegmann, digital infusion, inc., IBS, and Digital Fusion
          Acquisition Corp. (filed as Exhibit 2.1 to our Report on 8-K, filed
          March 24, 2000).
*10.24    Employment Agreement dated as of March 1, 2000 by and between IBS and Roy E. Crippen, III (filed as Exhibit 10.24 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).+
*10.25    Employment Agreement dated as of March 1, 2000 by and between IBS and Sean D. Mann (filed as Exhibit 10.25 to our Annual Report on
          Form 10-KSB for the fiscal year ended December 31, 1999).+
*10.26    IBS Interactive, Inc. 2000 Stock Option Plan (filed as part of our
          Proxy Statement for the Annual Meeting of Stockholders held June 9,
          2000).
**10.27   Professional Service Agreement Consulting, dated as of December 15,
          2000, between Aetna Life Insurance Company and the Company which amended the initial Agreement dated October 23, 1997.
**21.1    Subsidiaries of the Company.
**23.1    Consent of BDO Seidman, LLP
**24.1    Power of Attorney (appears on signature page).

-------------
*   Incorporated by reference.
**  Filed herewith.
+   Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K


         On March 24, 2000, the Company filed a Report with the SEC on Form 8-K under Item 2, to report that it had entered into an Agreement and Plan of Merger with Sean D. Mann, Roy E. Crippen III, Michael E. Mandt, Ali A. Husain, Robert
E. Siegmann, DFI, a Florida corporation, and Digital Fusion Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBS (DFAC). Pursuant to the terms of this agreement, DFI merged with DFAC and became the surviving entity. In exchange for all of the issued and outstanding shares of DFI, IBS issued 925,000 shares of its Common Stock, par value $.01 per share, and reserved an additional 50,000 shares of Common Stock for potential later issuance. DFI provides e-Business services and is based in Tampa, Florida.

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

         On August 8, 2000, the Company filed a Current Report on Form 8-K reporting in Item 5 thereof the sale of the Company's dial-up internet access business to Earthlink.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                              IBS INTERACTIVE, INC.




Dated:  June 15, 2001                         By:  /s/ Nicholas R. Loglisci, Jr.
                                                  ------------------------------
                                                  Nicholas R. Loglisci, Jr.

                                                  Chief Executive Officer

                                                  (Principal Executive Officer)


         KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Nicholas R. Loglisci, Jr. and Roy E. Crippen, III. his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of June 2001.


         Signature                                 Title(s)
         ---------                                 --------


/s/ Nicholas R. Loglisci, Jr.            Chief Executive Officer and Director
------------------------------------     (Principal Executive Officer)
Nicholas R. Loglisci, Jr.



/s/Roy E. Crippen III                    Chief Operating Officer and Director
------------------------------------
Roy E. Crippen III



/s/ Karen L. Surplus                     Chief Financial Officer
------------------------------------     (Principal Financial and Accounting Officer)
Karen L. Surplus



/s/ Ahmad Al-Khaled                      Director
------------------------------------
Ahmad Al-Khaled



/s/ Frank R. Altieri, Jr.                Director
------------------------------------
Frank R. Altieri, Jr.




/s/ Bruce E. Fike                        Director
------------------------------------
Bruce E. Fike



/s/ O.G. Greene                          Director
------------------------------------
O.G. Greene


FINANCIAL STATEMENTS AND EXHIBITS

The following are the consolidated financial statements and exhibits of IBS Interactive, Inc. and Subsidiaries, which are filed as part of this report.


                                                                          PAGE
                                                                          ----

Report of Independent Certified Public Accountants........................ F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............. F-3

Consolidated Statements of Operations for the years ended
      December 31, 2000 and 1999.......................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 2000.................................... F-5

Consolidated Statements of Cash Flows for the years
      ended December 31, 2000 and 1999.................................... F-6

Notes to Consolidated Financial Statements................................ F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board Of Directors and Stockholders
IBS Interactive, Inc.
Cedar Knolls, New Jersey

We have audited the accompanying consolidated balance sheets of IBS Interactive, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBS Interactive, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses for the years ended December 31, 2000 and 1999 and its ability to continue as a going concern is contingent upon its ability to raise additional funds and restructure its liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Woodbridge, New Jersey
May 30, 2001, except for Note 18(c)
for which the date is June 15, 2001

                             IBS INTERACTIVE, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                     2000                1999
                                                                     ----                ----
                     ASSETS
 Current Assets:
     Cash and cash equivalents                                   $  1,557,000       $  2,892,000
     Accounts receivable (net of allowance for doubtful
       accounts of $1,000,000 in 2000 and $261,000 in 1999)         3,802,000          4,117,000
     Prepaid income taxes                                              86,000            164,000
     Prepaid expenses and other current assets                        185,000            279,000
                                                                 ------------       ------------
          Total current assets                                      5,630,000          7,452,000
 Property and equipment, net                                        1,424,000          1,012,000
 Intangible assets, net                                            14,819,000          4,794,000
 Other assets                                                         136,000            217,000
                                                                 ------------       ------------
          Total Assets                                           $ 22,009,000       $ 13,475,000
                                                                 ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Current maturities of long-term debt                         $    210,000       $    130,000
    Accounts payable                                                  622,000            527,000
    Deferred revenue                                                  213,000            102,000
    Accrued salaries and related expenses                             420,000                 --
    Accrued professional fees                                         857,000            164,000
    Accrued liabilities on sale of discontinued operations          1,769,000                 --
    Accrued severance and restructuring expenses                    1,375,000                 --
    Customer deposits                                                 333,000             25,000
    Other current liabilities                                         608,000            210,000
                                                                 ------------       ------------
         Total current liabilities                                  6,407,000          1,158,000

Long-term debt, less current maturities                             1,083,000            142,000
Pension obligation                                                    148,000            267,000
Deferred compensation                                                      --            590,000
Acquisition liabilities                                               945,000            546,000
                                                                 ------------       ------------
          Total liabilities                                         8,583,000          2,703,000
                                                                 ------------       ------------

 Commitments and contingencies

 Stockholders' Equity:
     Preferred Stock - $.01 par value; authorized
        1,000,000 shares, no shares issued and outstanding                 --                 --
     Common Stock - $.01 par value; authorized
        11,000,000 shares, issued and outstanding
        6,787,129 - 2000 and 5,025,532 shares - 1999                   68,000             50,000
     Additional paid in capital                                    38,883,000         18,185,000
     Accumulated deficit                                          (25,525,000)        (7,463,000)
                                                                 ------------       ------------
          Total Stockholders' Equity                               13,426,000         10,772,000
                                                                 ------------       ------------
          Total Liabilities and Stockholders' Equity             $ 22,009,000       $ 13,475,000
                                                                 ============       ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IBS INTERACTIVE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000            1999
                                               ------------    ------------
Revenues                                       $ 23,363,000    $ 15,294,000
Cost of services                                 17,671,000      11,307,000
                                               ------------    ------------
        Gross profit                              5,692,000       3,987,000

Operating expenses:
  Selling, general and administrative            12,445,000       7,782,000
  Amortization of intangible assets               3,160,000         130,000
  Non-cash compensation expenses                    244,000         332,000
  Severance and restructuring                     2,760,000              --
  Merger related expenses                           750,000         232,000
                                               ------------    ------------
        Total operating expenses                 19,359,000       8,476,000
                                               ------------    ------------
        Operating loss                          (13,667,000)     (4,489,000)
Other income (expense):
  Interest expense                                 (296,000)        (81,000)
  Interest income                                   184,000         116,000
  Loss on disposal of assets                             --        (350,000)
  Other income (expense), net                       (11,000)        (26,000)
                                               ------------    ------------
        Total other income (expense)               (123,000)       (341,000)
                                               ------------    ------------
        Loss before income taxes                (13,790,000)     (4,830,000)

Income tax provision                                     --         (45,000)
                                               ------------    ------------
        Loss from continuing operations         (13,790,000)     (4,875,000)
                                               ------------    ------------
Discontinued operations                            (798,000)     (1,363,000)
Loss on disposal of discontinued operations      (3,474,000)             --
                                               ------------    ------------
        Net loss                               $(18,062,000)   $ (6,238,000)
                                               ============    ============
Loss per share from continuing operations:
  Basic and diluted                            $      (2.16)   $      (1.13)
                                               ============    ============
Loss per share from discontinued operations:
  Basic and diluted                            $      (0.67)   $      (0.32)
                                               ============    ============
Loss per share from operations:
  Basic and diluted                            $      (2.83)   $      (1.45)
                                               ============    ============
Weighted average common stock outstanding
    Basic and diluted                             6,374,805       4,310,458
                                               ============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IBS INTERACTIVE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                             Common stock
                                         -------------------   Additional
                                          No. of                 Paid-in     Accumulated     Stockholders'
                                          shares      Amount     Capital       Deficit          Equity
---------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                 4,002,541   $39,000   $ 9,280,000   $   (896,000)   $  8,423,000
Shares issued in connection with
  acquisition                              138,045     2,000     2,216,000             --       2,218,000
Shares issued upon conversion of debt       60,000     1,000       599,000             --         600,000
Shares issued in connection with
  private placements, net of expenses      520,000     5,000     5,021,000             --       5,026,000
Distribution to Spectrum & Spencer
  shareholders                                  --        --            --       (329,000)       (329,000)
Issuance and amortization of
  directors' options                            --        --        59,000             --          59,000
Issuance and amortization of options
  and warrants                             136,656     1,000       657,000             --         658,000
Interest expense for warrants in
  connection with debt offering                 --        --        43,000             --          43,000
Additional shares issued in connection
  with acquisitions                        163,290     2,000       310,000             --         312,000
Net loss                                        --        --            --     (6,238,000)     (6,238,000)
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               5,020,532    50,000    18,185,000     (7,463,000)     10,772,000
Shares issued in connection with
  acquisition                              925,000     9,000    12,749,000             --      12,758,000
Shares issued in connection with
  private placement                        684,545     7,000     6,944,000             --       6,951,000
Additional shares issued in connection
  with acquisitions                        124,352     2,000       531,000             --         533,000
Shares issued in connection with
  options exercised                            200        --            --             --              --
Shares issued to a former officer           32,500        --       309,000             --         309,000
Warrants in connection with
  professional services                         --        --       165,000             --         165,000
Net loss                                        --        --            --    (18,062,000)    (18,062,000)
---------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000               6,787,129   $68,000   $38,883,000   $(25,525,000)   $ 13,426,000
=========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IBS INTERACTIVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                 2000           1999
                                                                             ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(18,062,000)   $(6,238,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                         3,945,000      1,388,000
          Provision for uncollectible accounts                                    539,000        188,000
          Non-cash interest expense                                                12,000         43,000
          Non-cash restructuring                                                2,041,000             --
          Warrant expense                                                         165,000             --
          Compensation expense - Entelechy                                             --        197,000
          Non-cash compensation                                                   244,000        136,000
          Deferred income tax provision (benefit)                                      --         47,000
          Loss on disposal of assets                                            3,474,000        350,000
          Changes in operating assets and liabilities (net of effects of purchase acquisitions and divestitures):
                 Accounts receivable                                            1,039,000     (1,517,000)
                 Prepaid expenses and other assets                                248,000       (125,000)
                 Accounts payable and accrued expenses                           (209,000)    (1,094,000)
                 Deferred revenue                                                 (27,000)        57,000
                 Income taxes                                                      78,000       (110,000)
                 Deposits and other                                              (205,000)      (274,000)
                 Pension Obligation                                              (119,000)        59,000
                                                                             ------------    -----------
                       Net cash used in operating activities                   (6,837,000)    (6,893,000)
                                                                             ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property and equipment                                (570,000)      (277,000)
    Asset acquisitions and related costs                                           30,000     (1,857,000)
    Proceeds from assets sold                                                   2,800,000        835,000
                                                                             ------------    -----------
                       Net cash provided by (used in) investing activities      2,260,000     (1,299,000)
                                                                             ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from private placements of common stock                        6,951,000      5,026,000
    Capital distribution                                                               --       (329,000)
    Repayments of notes payable                                                  (251,000)      (352,000)
    Proceeds from warrants                                                             --        658,000
    Payments of line of credit, net                                            (3,437,000)            --
    Proceeds from notes payable                                                        --        600,000
    Payments of capital lease obligations                                         (21,000)       (51,000)
                                                                             ------------    -----------
                       Net cash provided by financing activities                3,242,000      5,552,000
                                                                             ------------    -----------
Net decrease in cash and cash equivalents                                      (1,335,000)    (2,640,000)
Cash and cash equivalents, at beginning of year                                 2,892,000      5,532,000
                                                                             ------------    -----------
Cash and cash equivalents, at end of year                                    $  1,557,000    $ 2,892,000
                                                                             ============    ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              IBS INTERACTIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

(1)    ORGANIZATION, BACKGROUND AND BASIS OF PRESENTATION

       IBS Interactive, Inc. (the "Company" or "IBS") and its subsidiaries are a leading provider of e-Business and Information Technology (IT) professional services to businesses, organizations and public sector institutions primarily in the Eastern United States. Services are primarily rendered to mid-sized businesses (including mid-sized departments of larger enterprises) and public sector institutions. The Company was incorporated under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During late 2000 the Company began doing business as Digital Fusion. The Company will propose to the shareholders a name change to Digital Fusion, Inc. at the Company's annual shareholder meeting. IBS, a Delaware corporation, has its main administrative office in Tampa, Florida, along with regional offices throughout New Jersey, New York, Florida and Alabama.

       The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $18,062,000 and $6,238,000 in 2000 and 1999, respectively and cash flow deficiencies from operations of $6,837,000 and $6,893,000 in 2000 and 1999, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining cash flow from external sources and restructuring liabilities. Management is currently negotiating with certain of its vendors to restructure certain liabilities. In addition, management plans to seek additional capital through a private placement of securities. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

       On March 1, 2000, the Company acquired all of the outstanding stock of digital fusion, inc. (see Note 3).

       During August 2000, the Company sold its consumer dial up business to Earthlink (see Note 16).

       During April 2001, the Company sold its web hosting and non-dial-up business to Veraciti (see Note 18).

(2)    SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

       (b)    REVENUE RECOGNITION

              Revenue is recognized as services are provided to customers primarily on a time and materials basis. In the event that there are significant performance obligations yet to be fulfilled on consulting, design and installation projects, revenue recognition is deferred until such conditions are removed. A small portion of our contracts are on a fixed fee basis. Revenues on these contracts are recognized on a percentage of completion basis. For projects that the customer has prepaid, but the services have not been performed, deferred revenue is recorded on the balance sheet.

              For the years ended December 31, 2000 and 1999, the Company recognized unbilled revenues of $209,000 and $436,000, respectively, on projects in process. Such unbilled amounts are included in accounts receivable on the balance sheet.

       (c)    STOCK BASED COMPENSATION

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

              The values ascribed to restricted stock awards are based on the fair value of the Company's common stock at the date of the grant. The intangible asset related to the value of the stock awards is amortized on a straight-line basis over the required service periods. The Company's liability related to such awards will be converted to common stock and additional paid in capital upon the formal issuance of the common stock.

       (d)    WARRANTS

              The fair values ascribed to warrants that are used in connection with financing arrangements and professional services agreements (see Note 8) are amortized over the expected life of the underlying debt or the term of the agreement.

       (e)    INCOME TAXES

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

              Through their acquisition dates, the owners of Spectrum and Spencer elected, under the applicable provisions of the Internal Revenue Code and applicable state code, to report their respective income for federal and state income tax purposes as a limited liability or "S" corporation. Under those regulations, the owners individually received the income tax provision or benefit of their respective share of Spectrum's and Spencer's net income or loss. Accordingly, the Company is only able to record a provision or benefit for federal and state income taxes for the periods from the respective acquisition dates forward.

              In future periods, the Company's consolidated income tax provision or benefit will include the operating results of Spectrum and Spencer. As such, the historical tax provision of the Company, as reflected in the accompanying consolidated 1999 statements of operations, is not necessarily indicative of the tax provision or benefit that would have been recorded had Spectrum and Spencer been acquired at the beginning of 1999.

              Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company's income tax receivable at December 31, 1999 and 2000 represents net operating loss carrybacks to previous periods.

       (f)    CASH EQUIVALENTS

              The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents.

       (g)    CONCENTRATIONS OF CREDIT RISK

              Financial instruments which potentially subject the Company to credit risk consist primarily of a concentration of unsecured trade accounts receivables. At December 31, 1999, one customer accounted for 12% of total net accounts receivable. No customers were greater than 10% of total net accounts receivable at December 31, 2000.

              The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly. During the years ended December 31, 2000 and 1999 the Company's allowance for doubtful accounts was increased by $1,054,000 and $188,000, respectively (for bad debt provisions) and was decreased by $315,000 and $0, respectively, for balances written off.

              Cash equivalents at December 31, 2000 and 1999 of $1,442,000 and $2,892,000 respectively are comprised of money market fund investments and overnight deposits.

       (h)    SOURCES OF SUPPLIES AND VENDORS

              The Company is dependent on third-party manufacturers of hardware components to be used for resale. Failure by manufacturers to deliver this equipment on a timely basis, or any inability to obtain alternative sources, could have an adverse effect on operating results.

       (i)    PROPERTY AND EQUIPMENT

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

       (j)    LONG-LIVED ASSETS

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

              There were no impairment losses recorded in the year ended December 31, 1999. See Notes 16 and 17 for write-offs related to restructuring and the sale of the consumer dial-up business.

       (k)    INTANGIBLE ASSETS

              Intangible assets are comprised primarily of goodwill, customer lists and other intangibles arising from various acquisitions and deferred compensation arrangements. Such asset values are amortized over periods of five to ten years, and for deferred compensation arrangements over the period that such services are rendered.

       (l)    PENSION ACCOUNTING

              The Company has adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits" as it relates to a Spencer pension plan. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits. The provisions of SFAS No. 132 revise employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable.

       (m)    ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

              The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate the instruments' fair values due to the immediate or short-term maturity of these financial instruments.

       (n)    LOSS PER SHARE

              Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company's diluted loss per share includes the effect, if any, of unissued shares under options, warrants and stock awards computed using the treasury stock method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was antidilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements (aggregating 732,129 and 910,223 shares at December 31, 2000 and 1999, respectively), could potentially dilute basic earnings per share.

       (o)    USE OF ESTIMATES

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

       (p)    RECLASSIFICATIONS

              The 1999 financial statements have been reclassified to conform to the 2000 presentation.

(3)    BUSINESS COMBINATIONS

       (a)    POOLINGS-OF-INTERESTS

              On March 31, 1999 and June 30, 1999 the Company acquired Spectrum and Spencer respectively, in business combinations accounted for as poolings-of-interests. Spectrum, which is a full-service provider of network and systems integration solutions, became a wholly-owned subsidiary of the Company through the exchange of 156,365 shares of the Company's common stock for all of the outstanding shares of Spectrum. Spencer, which is a provider of network consulting to a wide array of businesses, became a wholly-owned subsidiary of the Company through the exchange of 260,005 shares of the Company's common stock for all of the outstanding shares of Spencer. The Company reached an agreement on the ultimate number of shares issued to Spectrum and Spencer during 2000.

              The accompanying financial statements are based on the assumption that the Company, Spectrum and Spencer were combined as of the earliest period presented and, accordingly, financial statements of prior years have been restated to give effect to the combinations. Such restated financial statements were initially filed with the Securities & Exchange Commission on Form 8-K on December 20, 1999.

              Summarized unaudited results of operations of the Company and Spectrum for the three months ended March 31, 1999 (the date of the acquisition) are as follows:

                                                Three Months Ended
                                                  March 31, 1999
                                             Company         Spectrum
                                           -----------      ----------
                     Net revenues          $ 2,601,000      $  672,000
                     Net income (loss)        (280,000)        117,000

              Summarized unaudited results of operations of the Company and Spencer for the six months ended June 30, 1999 (the date of acquisition) are as follows:

                                                 Six Months Ended
                                                  June 30, 1999
                                             Company         Spectrum
                                           -----------      ----------
                     Net revenues          $ 7,076,000     $ 1,677,000
                     Net income (loss)      (1,578,000)        135,000

              There were no material adjustments to conform the accounting policies of Spectrum and Spencer to the accounting policies used by the Company.

              In 1999 the Company incurred charges of $232,000 for fees and costs associated with the acquisitions of Spectrum and Spencer. Such amounts, for transactions accounted for as a pooling-of-interests, are expensed as services are rendered and costs are incurred.

       (b)    PURCHASES

              DIGITAL FUSION

              On March 1, 2000 the Company acquired all of the outstanding stock of digital fusion, inc. (DFI) in exchange for 975,000 shares of unregistered common stock (50,000 shares of which are reserved pending settlement of certain matters), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. DFI is a Tampa, Florida-based provider of professional services. Of the assumed $4.2 million of debt, at December 31, 2000, $3.4 has been repaid.

              The following summarized, unaudited pro forma information for the years ended December 31, 2000 and 1999 assumes that the acquisition of DFI had occurred on January 1, 1999:

                                                           2000          1999
                                                       -----------   -----------
                Net revenues                           $25,033,000   $27,638,000
                Operating income (loss)                (15,532,000)   (7,633,000)
                Loss from continuing operations        (16,255,000)   (8,295,000)
                Loss per share from continuing
                  operations
                Basic and diluted                      $     (2.55)  $     (1.57)

              The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles arising from the acquisition ($281,000 in 2000 and $3,167,000 in 1999) reduced interest expense from the conversion of DFI debt prior to closing ($60,000 in 2000 and $203,000 in 1999) and the pro forma operating results of DFI in April 1999. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1999 or 2000 or of future results of the combined operations.

              The value ascribed to the consideration of stock, equity instruments, debt and related costs ($19.1 million) less the fair market value of net assets acquired ($2.7 million) resulted in goodwill of $16.4 million. Goodwill is amortized over a five-year life.

              As part of this acquisition, the Company granted non-qualified options to purchase 480,000 shares of common stock to certain of the former employees of DFI 25% of such options vested immediately, and as such, have been treated as consideration in determining the purchase price of DFI and the remaining options will vest over a period of 3 years of continued employment. These options vest immediately upon change of control and have an exercise price of $10.49 per share.

(4)    PROPERTY AND EQUIPMENT

       Major classes of property and equipment, net, consist of the following at December 31, 2000 and 1999:

                                                           2000          1999
                                                       -----------   -----------
              Computer equipment                       $ 3,195,000   $ 2,194,000
              Office equipment, fixtures and vehicles      325,000       485,000
              Leasehold improvements                        81,000        96,000
                                                       -----------   -----------
                                                         3,601,000     2,775,000
              Less: accumulated depreciation            (2,177,000)   (1,763,000)
                                                       -----------   -----------
                                                       $ 1,424,000   $ 1,012,000
                                                       ===========   ===========

       At December 31, 2000 and 1999 equipment subject to capital leases, less accumulated depreciation, amounted to $-0- and $22,000, respectively. Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $785,000 and $600,000, respectively, which includes depreciation of equipment subject to capital lease agreements of $38,000 during the year ended 1999.

(5)    INTANGIBLE ASSETS

       Intangible assets, net, are comprised of the following at December 31, 2000 and 1999:

                                                           2000          1999
                                                       -----------   -----------
              Intangibles - IS Acquisitions            $        --   $ 3,915,000
              Goodwill                                  18,016,000     1,010,000
              Deferred compensation                             --       900,000
              Trademarks                                    75,000            --
              Customer lists                                    --        69,000
                                                       -----------   -----------
                                                        18,091,000     5,894,000
              Less: accumulated amortization            (3,272,000)   (1,100,000)
                                                       -----------   -----------
                                                       $14,819,000   $ 4,794,000
                                                       ===========   ===========

       Amortization expense was $3,160,000 and $788,000 for the years ended December 31, 2000 and 1999, respectively.

       During 2000, $3,559,000 was written off as a result of the sale of our consumer dial up business and the discontinuation of our Microsoft training unit. See Notes 16 and 17.

       During 2000, $244,000 of deferred compensation was expensed. This was a result of shares of common stock related to the employment of a former officer of the Company and the 1998 acquisition of Entelechy, Inc. being released. Since the condition of continued employment for the release of such shares has been waived, the Company included the remaining deferred compensation of $178,000 in a restructuring charge during 2000. During 1999, $332,000 of deferred compensation was expensed.

(6)    BORROWINGS

       At December 31, 2000 and 1999, the Company's outstanding borrowings were comprised of the following:

                                                           2000          1999
                                                       -----------   -----------
              PowerCerv Note                           $   828,000   $        --
              Digital Fusion Shareholders' Note            465,000            --
              DesignFX - development loan                       --       142,000
              Promissory Notes                                  --       109,000
              Capital leases                                    --        21,000
                                                       -----------   -----------
                                                         1,293,000       272,000
              Less: current portion                       (210,000)     (130,000)
                                                       -----------   -----------
              Total-long term borrowings               $ 1,083,000   $   142,000
                                                       ===========   ===========

       (a)    POWERCERV NOTE

              In connection with the DFI acquisition described in Note 3, the Company assumed DFI's $827,500 secured note. The assets of DFI secured this note. The note bears interest at a 4.56% annual rate with quarterly principal and interest payments due through 2004. Interest expense on this note totaled $68,000 during 2000.

       (b)    DIGITAL FUSION SHAREHOLDERS NOTE

              In conjunction with the DFI acquisition, the Company entered into unsecured promissory notes with the former DFI shareholders totaling $500,000. These notes bear interest at 6% and the interest and principal are due in 2003. The interest rate was below the market rate and a discount of $46,000 was recorded to be amortized to interest expense over the period of the notes. Interest expense on these notes totaled $36,000 during 2000.

       (c)    DFI LINE OF CREDIT

              DFI had a line of credit from a bank at the time IBS acquired DFI. This line of credit was secured by all of DFI's assets and guaranteed by certain DFI shareholders. On February 29, 2000, the terms of the line of credit were amended and the borrower was changed to IBS with no personal guarantees. This new facility was then secured by IBS' assets and had a rate of prime plus 2%. The $3.4 million of debt was paid in full during 2000.

       (d)    CONVERTIBLE DEBT

              In the third and fourth quarter of 1999, the Company raised $600,000 through sales of 12% convertible debt instruments (the "Convertible Debt"). The Convertible Debt was converted at the option of the Company at the established price of $10.00 per share in December of 1999. Holders of the Convertible Debt received warrants to purchase common stock equal to 25% of any unpaid principal and accrued interest divided by the defined value of the Company's common stock. During 1999, the Company incurred a non-cash interest charge of $43,000 relating to the fair value of the warrants issued in connection with the sale of the Convertible Debt. The effective interest rate on the Convertible Debt over the two months they were outstanding approximated 115% per annum.

       (e)    DESIGNFX - DEVELOPMENT LOAN

              Through the Company's acquisition of DesignFX it acquired an outstanding loan. This loan provided for advances from a bank customer to be repaid in monthly installments equal to 50% of defined revenues received through the bank's web site. During 2000, $34,000 was paid by IBS and the remainder was satisfied from services provided to a third party who repaid the loan.

      (f) PROMISSORY NOTES

          In connection with two acquisitions in 1999, the Company entered into agreements to pay the former owners approximately $307,000 in the form of unsecured promissory notes. The remaining $109,000 on the December 31, 1999 balance sheet was paid off in 2000.

      (g) LINE OF CREDIT

          In October 1998, the Company entered into a promissory note agreement with a bank for a line of credit. Borrowings were limited to the lower of $1,500,000 or defined accounts receivable, and outstanding amounts are secured by the Company's assets. At the Company's option, the interest rate was based on the London Interbank Offering Rate ("LIBOR") plus 2% or the bank's prime rate plus .25%. The agreement required the Company to comply with certain operational and financial covenants. The agreement expired on September 30, 1999. Interest expense related to this line of credit totaled $10,000 during 1999.

      (h) CAPITAL LEASES

          The Company leases certain equipment in the normal course of operations, which are accounted for as capital leases. Outstanding obligations at December 31, 1999 totaled $21,000. Interest expense related to such agreements was $-0- and $7,000 for the years ended December 31, 2000 and 1999, respectively.

      (i) DEBT MATURITIES

          At December 31, 2000, aggregate required principal payments of long-term debt are as follows:


                            Year Ending
                           December 31,                      Amount
                           ------------                      ------
                               2001                      $   210,000
                               2002                          226,000
                               2003                          701,000
                               2004                          156,000
                               2005                               --
                                                         -----------
                                     Total               $ 1,293,000
                                                         ===========

(7)   BENEFIT PLANS

      (a) DEFINED BENEFIT PLAN

          Substantially all Spencer employees who met certain requirements of age and length of service are covered by Spencer sponsored non-qualified, non-contributory defined benefit pension plan. The benefits become fully vested upon the employees' retirement. Benefits paid to retirees are based upon age at retirement, compensation levels and years of credited service. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits. Plan assets are stated at fair value and are comprised of stocks and bonds.

          Net periodic pension cost at December 31, 2000 and 1999 for this plan includes the following components:

                                                               2000          1999
                                                               ----          ----
               Components of net periodic pension cost:
                  Service cost                             $       --    $  148,000
                  Interest cost                                31,000        46,000
                  Actual return on plan assets                (47,000)       (8,000)
                  Recognized net actuarial (gain) loss         (6,000)       (7,000)
                                                           ----------    ----------
               Net periodic pension cost (income)          $  (22,000)   $  179,000
                                                           ==========    ==========

          The following provides a reconciliation of benefit obligations, plan assets, the funded status of the plan and the amounts recorded in the December 31, 2000 and 1999 Company's balance sheets:


                                                                2000         1999
                                                                ----         ----
              Changes in benefit obligation:
                Benefit obligation, beginning of year         $ 524,000    $ 769,000
                Service cost                                       --        148,000
                Interest cost                                    31,000       46,000
                Actuarial loss                                     --       (439,000)
                                                              ---------    ---------
              Benefit obligation, end of year                   555,000      524,000
                                                              ---------    ---------

              Changes in plan assets:
                Fair value of plan assets, beginning of year    428,000      299,000
                Actual return on plan assets                     47,000        9,000
                Employer contribution                           100,000      120,000
                                                              ---------    ---------
                Fair value of plan assets, end of year          575,000      428,000
                                                              ---------    ---------

                Unfunded status                                  20,000      (96,000)
                Unrecognized prior service cost                (214,000)    (231,000)
                Unrecognized net actuarial loss                  46,000       60,000
                                                              ---------    ---------
                Accrued benefit cost
                                                              $(148,000)   $(267,000)
                                                              =========    =========

          Assumptions used in these actuarial valuations at December 31, 2000 and 1999 were:

                                                            2000          1999
                                                            ----          ----
              Discount rate                                 6.00%        7.00%
              Expected long-term rate of return             7.50%        7.50%


      (b) 401(K) PLAN

          The Company sponsored a defined contribution benefit plan covering the IBS Interactive employees and a second plan that covered the DFI employees. Eligible employees are allowed to contribute up to 12% of their compensation. In the IBS plan, Company contributions are at the sole discretion of management. There were no contributions for the years ended December 31, 2000 and 1999. In the DFI plan, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation which totaled $43,000 for the year ended December 31, 2000.

(8)   STOCKHOLDERS' EQUITY

      (a) CAPITAL STOCK

          The Company's Board of Directors designated 1,000,000 of the 12,000,000 authorized shares as "blank check" preferred stock and 11,000,000 shares as common stock. During March 2001, the Company's Board of Directors designated 60,000 of the preferred shares as Series A Convertible Preferred Stock par value $.01 per share and 45,000 of the preferred shares as Series B Preferred Stock, par value of $.01. No shares of the preferred stock have been issued.

      (b) PRIVATE PLACEMENTS

          In November 1999, the Board of Directors of the Company approved private placements of up to $10 million of defined units, which consist of 1,000,000 shares of common stock and, 250,000 warrants to purchased common stock. The Company raised $5.2 million in connection with this private placement and issued 520,000 shares of common stock (which excludes the convertible debt subsequently exchanged for units) in connection with this private placement.

          In February 2000, the Board of Directors of the Company approved a private placement of up to $9.9 million of defined units which consisted of 900,000 shares of common stock and 225,000 warrants to purchase common stock. The Company raised approximately $7.0 million. In connection with this private placement we issued 684,545 shares of our common stock at a price of $11 per share.

      (c) WARRANTS

          At December 31, 2000, 667,510 shares of common stock were reserved for the exercise of stock warrants comprised of the following:


                   Initial IPO Underwriter's Warrants                32,760
                   1999 Private Placement                           166,680
                   2000 Private Placement                           183,070
                   Investment advisory firms                        285,000
                                                                    -------
                         Total                                      667,510
                                                                    =======

          In connection with the Company's initial public offering, we registered 120,000 shares of common stock underlying warrants, which were sold to the underwriter ("Underwriter Warrants"). These warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

          In October 1999, the Company entered into a consulting agreement with an investment advisory firm in which the Company agreed to issue: (a) four-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $10.25 per share and (b) four-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $11.25 per share upon the closing of certain mergers or acquisitions to be identified. The exercise prices were at least the fair market value of the Company's common stock at the date of the agreement. In the event that the requisite services are rendered and the warrants are issued, the Company will realize a non-cash charge to operations for the fair value of these warrants. The period(s) that such charge will be recognized over will be determined based upon the nature of the merger or acquisition involved, if any (that is whether the merger is accounted for as a purchase or a pooling of interests). The fair value of these warrants was recorded as purchase price of the related acquisitions. On January 12, 2000, the Company entered into an additional consulting agreement with this same firm in which the Company agreed to issue four-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $12.50 per share upon the closing of certain mergers or acquisitions to be identified. The fair value of these warrants was charged to expense as consulting fees in 2000.

          In connection with the 1999 private placement, the Company issued five-year redeemable warrants to purchase 166,680 shares of our common stock at an exercise price of $12.50 per share.

          In connection with the 2000 private placement, the Company issued three-year redeemable warrants to purchase 171,125 shares of our common stock at an exercise price of $13.75 per share. In addition, on May 11, 2000 we issued a three-year warrant to purchase 11,945 shares of our common stock at an exercise price of $13.75 per share to LaSalle St. Securities, LLC in consideration for their services as placement agent for the private placement, the fair value of which was reflected as a reduction to the proceeds of the private placement.

          The Chief Operating Officer of Tekbanc Limited joined our Board of Directors in April 2000 and, in that capacity, received three-year warrants to purchase 60,000 shares of common stock at $13.75 per share. On June 15, 2000, the Company entered into a consulting agreement with Tekbanc in which we agreed to issue Tekbanc three year warrants to purchase 75,000 shares of our common stock at an exercise price of $7.00 in exchange for mergers and acquisitions, marketing, business development and financial advisory services. These warrants vested ratably over a six-month period ending December 15, 2000. The fair value of these warrants was charged to expense during 2000.

      (d) SHARES ISSUED FOR ACQUISITIONS

          See Note 3 for a discussion of shares issued for 1999 and 2000 acquisitions.

          The Company issued 124,352 and 163,290 shares of reserved common stock during 2000 and 1999, respectively in connection with the resolution of contingencies in prior acquisitions. 130,124 of these shares issued during 1999 and 2000 were in conjunction with the 1998 acquisition of Entelechy, Inc. These shares were issued to former Entelechy stockholders based upon remaining in the continuous employ of the Company. Since the condition of continued employment for the release of such shares was waived, the Company recognized a non-cash compensation charge of $214,000 in the first quarter of 2000. The non-cash compensation charge for the year ended December 31, 1999 was $197,000.

          The acquisition liability of $546,000 at December 31, 1999 was reduced by $251,000 due to the issuance of the reserve shares in 2000 and increased $650,000 related to the 50,000 DFI reserve shares. The December 31, 2000 acquisition liability balance of $945,000 relates to 64,619 of acquisition reserve shares remaining, which will be issued during 2001.

      (e) STOCK AWARDS

          The Company issued 32,500 shares of restricted stock to an officer during 2000. These shares were fully vested in conjunction with the termination agreement of the former officer. The $309,000 value ascribed to the stock awards was based on the fair market values of the Company's common stock on the award dates. Compensation expense for these agreements for the years ended December 31, 2000 and 1999 totaled $30,000 and $77,000, respectively. The remaining $178,000 of non-cash compensation was included in the first quarter severance and restructuring charge.

      (f) STOCK OPTION PLAN

          The Company maintains three qualified stock option plans. Under the terms of these plans, the Company has reserved 1,380,000 shares of common stock for future grants. The Company also granted 660,000 of nonqualified stock options during 2000. These were granted to certain management to retain key personnel during this restructuring and refocusing the Company's strategic vision to be focused on being an IT professional services firm and sell or shut down unprofitable units.

          Under the Company's Stock Option Plans, the Company may grant incentive stock options to certain officers, employees and directors. The options expire five or ten years from the date of grant. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. At December 31, 2000, the Company could grant an aggregate of 453,583 shares under these plans.

          During the year ended December 31, 1998, the Company issued options to outside members of their Board of Directors, which vest over a one-year period. The exercise prices of such options were based on the fair market values of the Company's stock at the grant dates. The related compensation charge totaled $59,000 in 1999.

          The following table summarizes information about qualified and non-qualified stock options outstanding at December 31, 2000:


                                                         Weighted
                                                          Average        Weighted                      Weighted
                                                         Remaining       average                       Average
                                          Number        contractual      exercise      Number          Exercise
                   Exercise Price       Outstanding    life (years)       price     exercisable         Price
                   --------------       -----------    ------------       -----     -----------         -----
                   $0.94 to $2.22         116,400          9.89       $    1.08        33,834         $  1.09
                   $4.31 to $5.78         134,726          9.58            5.50        31,232            5.20
                   $6.00 to $8.18         307,350          8.28            8.02       175,180            7.13
                  $10.19 to $10.49        577,000          9.08           10.44       132,500           10.44
                  $16.00 to $23.44        235,804          8.63           21.28        99,464           21.12
                                        ---------                                     -------
                                        1,371,280          8.94       $   10.47       472,210         $ 11.22
                                        =========                                     =======

          Transactions under various qualified and non-qualified option plans for 1999 and 2000 are summarized as follows:


                                                                          Weighted
                                                                          average
                                                                          exercise
                                                           Options         price
                                                           -------         -----
             Outstanding at January 1, 1999                 267,150     $   6.14
             Granted                                        294,942        21.00
             Exercised                                           --           --
             Canceled                                       (52,542)        7.53
                                                         ----------

             Outstanding at December 31, 1999               509,550        14.62
             Granted                                      1,140,825         7.98
             Exercised                                         (200)        6.00
             Canceled                                      (278,895)        9.27
                                                         ----------

             Outstanding at December 31, 2000             1,371,280     $  10.47
                                                         ==========

             Options exercisable at December 31, 2000       472,210     $  11.22
                                                         ==========

             Options available for grant at December
                  31, 2000                                  453,583
                                                         ==========


          Under the accounting provisions of SFAS 123, the Company's 2000 and 1999 pro forma net loss and loss per share would have been:


                                                             2000           1999
                                                             ----           ----
              Net loss                                  $(20,285,000)   $(6,909,000)
              Net loss per share; basic and diluted     $      (3.18)   $     (1.60)

          The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                                                2000        1999
                                                                ----        ----
              Dividend yield                                      0%           0%
              Expected volatility                              70.5%       45.80%
              Risk-free interest rate                          6.31%        5.25%
              Expected life - years                              10           10
              Weighted average fair value of options granted  $7.98       $ 6.22

 (9)   TAXES

       Provisions (benefits) for federal and state income taxes consist of the following:


                                                     December 31,
                                                2000            1999
                                                ----            ----
              Current:
              Federal                         $     --       $(133,000)
              State                                 --         131,000
                                              --------       ---------
                                                    --          (2,000)

              Deferred:
              Federal                               --         111,000
              State                                 --         (64,000)
                                              --------       ---------
                                                    --          47,000
                                              --------       ---------
              Total income tax provision      $     --       $  45,000
                                              ========       =========

          Deferred tax assets (liabilities) arise from the following temporary differences and are classified as follows:


                                                                      December 31,
                                                                  2000             1999
                                                              ------------    ------------
              Deferred Tax Asset, Current:
              Accounts receivables                            $    400,000     $   104,000
              Accrued compensation                                      --          94,000
              Change in tax status of Spencer                           --         (90,000)
              Other, net                                           (81,000)             --
              Valuation allowance                                 (319,000)       (108,000)
                                                              ------------    ------------
                                                              $         --       $     --
                                                              =============   ============

              Deferred Tax Asset (Liabilities), Non-Current:
              Intangible assets                               $         --    $  1,092,000
              Property and equipment                               219,000              --
              Other                                                     --         228,000
              Tax benefit of state income tax net
                operating loss carryforwards                     1,344,000         304,000
              Tax benefit of federal income tax, net
                operating loss carryforwards                     6,953,000       1,668,000
              Change in tax status of Spencer                           --         (90,000)
              Valuation allowance                               (8,516,000)     (3,202,000)
                                                              ------------    ------------
                                                              $         --    $         --
                                                              ============    ============

       Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows:

                                                                          December 31,
                                                                       2000          1999
                                                                   -----------   -----------
              Statutory benefit                                    $(6,141,000)  $(2,106,000)
              State tax benefit, net of federal effect              (1,082,000)     (384,000)
              Results attributed to DesignFX, Halo, Spectrum
                  and Spencer owners                                        --       254,000
              Amortization of non-deductible goodwill                  878,000        99,000
              Write-off of non-deductible goodwill                     791,000
              Non-deductible expenses                                   29,000        36,000
              Increase in deferred income tax valuation allowance    5,525,000     2,125,000
              Other, net                                                    --        21,000
                                                                   -----------   -----------
                                                                   $        --   $    45,000
                                                                   ===========   ===========

       Based on an assessment of all available evidence, including 1999 and 2000 operating results, management does not consider realization of the deferred tax assets generated from operations to be more likely than not, and has established a valuation allowance against the gross deferred tax asset.

       As of December 31, 2000, the Company had available federal and state net operating loss carryforwards of approximately $20,450,000 and $21,780,000, which begin expiring in 2019 and 2006, respectively.

(10)   COMMITMENTS AND CONTINGENCIES

       (a)    OPERATING LEASES

              The Company leases facilities and equipment under operating leases and subleases expiring through December 2005. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 2000 future net minimum annual rental payments under non-cancelable leases are as follows:

                           Year Ending
                           December 31,                       Amount
                           ------------                    -----------
                               2001                        $ 2,109,000
                               2002                          1,329,000
                               2003                            511,000
                               2004                            186,000
                               2005                            113,000
                                                           -----------
                                            Total          $ 4,248,000
                                                           ===========


              Total rental and lease expense for the years ended December 31, 2000 and 1999 was approximately $2,227,000 and $1,219,000, respectively. In conjunction with the restructuring during 2000 and the sale of the IS business unit, leases totaling $2,158,000 have been accrued for at December 31, 2000.

              In conjunction with the sale of the Company's web hosting and non-dial-up business, Veraciti, Inc. assumed leases with total payments of $134,000. These leases are included in the totals above.

       (b)    EMPLOYMENT AGREEMENTS

              The Company has entered into employment and consulting contracts with certain officers and employees, which provide for minimum annual salaries to be paid over specified terms. Future commitments for such payments were as follows:

                           Year Ending
                           December 31,                       Amount
                           ------------                    -----------
                              2001                         $   462,000
                              2002                             234,000
                              2003                              64,000
                                                           -----------
                                          Total            $   760,000
                                                           ===========

       (c)    LITIGATION

              A complaint was filed on July 25, 2000 in the Circuit Court of Etowah County, Alabama, captioned Personnel Staffing, Inc., Gregerson Management Services, Inc., Chynna, Inc., and Luke, Inc.,
              v. IBS Interactive, Inc., Tim Kielpinski, John Hasty, Bobby Walker, Ed Tubbs, Defendants. The complaint purports to be a civil action and arises out of a contract negotiated in September of 1999, between IBS and Personnel Staffing, Inc. ("PSI"). The basic terms of the contract consist of the following: PSI agreed to pay IBS the sum of $176,625.39, and in return, IBS agreed to install a wide area network ("WAN") connecting computers in PSI's offices in Texas, Colorado and Alabama. IBS also agreed to procure and install most of the necessary hardware for the conversion. The complaint alleges, among other things, that the defendants intentionally, wantonly, and negligently failed to perform the contract as agreed by the parties. Plaintiffs argue that IBS, together with four former employees of IBS, are liable for fraud, negligence, breach of contract, invasion of privacy, breach of bailment agreement, wantonness, and negligent retention, supervision and training. IBS has denied these allegations and filed a counterclaim against plaintiffs alleging that plaintiffs were liable for breach of contract and fraud. The Company believes the ultimate outcome of this litigation will not have a material effect on financial position or results of operations.


(11)  RELATED PARTY TRANSACTIONS

      (a)     OTHER TRANSACTIONS

              During 1999, an outstanding advance to a former employee of $70,000 was charged to operations in the form of employee compensation.

              In 1999 Spencer and Spectrum distributed an aggregate $329,000, respectively, of cash to its shareholders.

              See Note 8 for a discussion of warrants given to Tekbanc and to the Chief Operating Officer of Tekbanc Limited who joined our Board of Directors in April 2000.

              See Note 18 for a discussion of the sale of the web hosting business to Veraciti, Inc. Veraciti, Inc is owned by Frank Altieri who is a current board of director of IBS.

       (b)    PURCHASE OF ORIGINAL EQUIPMENT RIGHTS

              In September 2000, the Company purchased the original equipment manufacturing rights to a financial accounting software package developed by PowerCerv Technologies Corporation ("PowerCerv"). The purchase price was $350,000, which approximates fair market value, of which $140,000 was paid in the third quarter of 2000, $105,000 was paid on December 31, 2000 and $105,000 will be paid in 2001. Roy Crippen, III, the Company's President and Chief Operating Officer, is a member of the Board of Directors of PowerCerv.

       (c)    CONSULTING AGREEMENT

              On October 13, 2000, the Company entered into a consulting services agreement with PowerCerv. The Company will provide consulting services to PowerCerv at $130 per hour for a total of $350,000. PowerCerv paid IBS a $150,000 deposit, the next $50,000 is to be paid by PowerCerv and the remaining $150,000 of services will be offset by reducing the PowerCerv Note discussed in Note 6(a). The total amount of this agreement is due and payable during 2001 and all unused paid services must be used by December 31, 2001.

(12)   CASH FLOW INFORMATION

       As disclosed in Note 3, the Company has consummated various asset acquisitions in 2000 and 1999. In conjunction with such acquisitions, liabilities were assumed as follows:

                                                     2000        1999
                                                 -----------  ----------
              Fair value of assets acquired      $19,119,000  $5,670,000
              Cash proceeds                               --   1,857,000
              Fair value of issued common stock   12,758,000   2,765,000
                                                 -----------  ----------
              Liabilities assumed                $ 6,361,000  $1,048,000
                                                 ===========  ==========

       Cash paid for interest and income taxes are as follows:


                                                     2000        1999
                                                 -----------  ----------
              Interest                      $        211,000  $   38,000
              Income Taxes                                --      50,000

       During 2000, the Company issued 32,500 shares of common stock valued at $309,000 to a former officer as part of his termination compensation. See
       Note 8(e).

       As disclosed in Note 8(d), the deferred compensation accrual was reduced by $281,000 and $381,000 during 2000 and 1999, respectively for the issuance of shares of common stock to former Entelechy shareholders.

       In 1999, the carrying values of IS acquisitions were increased and a liability established by $546,000 to reflect common stock likely to be issued. During 2000, the Company reduced its acquisition liability by $251,000 for the issuance of shares of common stock that were reserved for various acquisitions as discussed in Note 8(d) and increased the liability by $650,000 to reflect the DFI reserved common stock of 50,000 which will likely be issued in 2001.

       During 1999, the Company converted $600,000 of debt into common stock (see Note 6).

(13)  MAJOR CLIENTS OF THE COMPANY

       One client accounted for 20% and 17% of the Company's revenues for the years ended December 31, 2000 and 1999, respectively.

(14)  TERMINATION OF POTENTIAL MERGER DISCUSSIONS

       On July 30,2000, the Company entered into an Agreement and Plan of Reorganization with Infonautics, Inc. and First Venue Ventures, Inc. In November 2000, the Company announced the termination of the

       Reorganization Agreement with Infonautics and First Avenue Ventures. The Company had a charge of approximately $750,000 in the fourth quarter of 2000 in connection with this termination.

(15)  SEGMENT INFORMATION

       During 1999, the Company operated two segments: Professional Services and IS. The Professional Services segment consists primarily of custom programming for Intranet and Internet applications (including distance learning and e-commerce), web-site development and maintenance, programming and hosting services. Professional Services also provides full service network solutions including planning, consulting, installation and maintenance. The IS Segment provides dedicated lease line, frame relay and digital subscriber line communications, dial-up access and mail services. All segments provide services to customers located in the United States. The Corporate segment provides internal administrative, marketing and treasury services. There are no revenues generated by the Corporate segment.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates segment performance based on net income or loss.

       There were no intersegment sales and transfers during the year ended December 31, 1999.

       The Company's 1999 reportable segments were strategic business units that offer different products and services. They have been managed separately because each business requires different technological and marketing strategies.

       Segment information as of and for the year ended December 31, 1999 is as follows (in thousands):

                                        Professional
                                          Services     IS     Corporate   Total
                                          --------   -------  ---------  --------
       Revenues                           $ 14,706   $ 4,068   $    --   $ 18,774
       Cost of services                      9,676     3,172       155     13,003
                                          --------   -------   -------   --------
       Gross profit                          5,030       896      (155)     5,771
       Selling, general & administrative     5,328     1,543     3,674     10,545
       Amortization of intangible assets       218       296        --        514
       Non-cash compensation expense           197        --       135        332
       Merger expenses                          --        --       232        232
                                          --------   -------   -------   --------
       Operating income (loss)                (713)     (943)   (4,196)    (5,852)
       Interest expense                         --        --       (81)       (81)
       Interest income                          --        --       116        116
       Loss on disposal of assets               --      (350)       --       (350)
       Other income (expense), net              --        --       (26)       (26)
       Income tax (provision) benefit          (45)       --        --        (45)
                                          --------   -------   -------   --------
       Net income (loss)                      (758)   (1,293)   (4,187)    (6,238)
                                          ========   =======   =======   ========
       Allocated assets                   $  4,512   $ 4,301   $ 4,662   $ 13,475
                                          ========   =======   =======   ========
       Expenditures for allocated assets  $     --   $    --   $   277   $    277
                                          ========   =======   =======   ========

(16)   DISCONTINUED OPERATIONS

       On August 8, 2000, the Company sold its IS division to Earthlink, Inc. ("Earthlink"). Pursuant to the terms of the agreement with Earthlink, the Company received $2.8 million. A loss on disposal of $3.5 million was recorded during 2000 related primarily to the write-off of goodwill, certain equipment leases, and severance costs related to the sale of this business.

(17)   SEVERANCE AND RESTRUCTURING EXPENSES

       During first quarter 2000, the Company reduced its work force by 19 employees and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000, which is comprised of the exit costs of this business and impairment losses on the value of related assets. As of December 31, 2000, $26,000 remained of the total accrual of $865,000.

       During the fourth quarter 2000, the Company recorded a $1,895,000 expense related to a reduction in work force of approximately 65 employees and closing certain non-essential offices. This expense was comprised of $1,328,000 related to leases and various expenses related to office closings, $230,000 related to write-downs on equipment, $143,000 related to write-off of goodwill and customer lists and $194,000 related to severance, benefits and entitlements from downsizing and moving the administrative headquarters to Tampa, Florida from Cedar Knolls, New Jersey. This move was completed to consolidate the administrative offices with its operational office and eliminate corporate redundancies and reduce corporate overhead. $1,349,000 remained accrued in the Accrued Severance and Restructuring Expense account on the December 31, 2000 balance sheet primarily related to remaining lease costs. The Company is attempting to negotiate a reduction in these remaining leases. The outcome of these negotiations cannot be determined at this time.

(18)  SUBSEQUENT EVENT

       (a) During April 2001, the Company sold its web hosting and non-dial-up business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up business and subleased 4,000 square feet of the Cedar Knolls office space. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a current member of the Board of Directors.

       (b) During April 2001, the Company took additional cost and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount by 21 employees. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $339,000 relating to the closing of the office, $62,000 relating to severance, benefits and entitlements and $117,000 of other costs.

       (c) On June 15, 2001, the Company reached a settlement agreement in principle with several shareholders resolving a contractual dispute with such shareholders. The Company has agreed to issue 350,000 shares of common stock to these shareholders to effect that resolution.