Form 10QSB
period 2001-03-31
IBS INTERACTIVE INC
filed 2001-06-22
CIK 1057257

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
         (First quarter of fiscal 2001)

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to ________________

                           Commission File No. 0-24073

                              IBS INTERACTIVE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                             13-3817344
 (State or Other Jurisdiction of                               (I.R.S. Employer
of Incorporation or Organization)                                 I.D. No.)

                             400 NORTH ASHLEY DRIVE
                                   SUITE 2600
                                 TAMPA, FL 33602
                    (Address of Principal Executive Offices)

                                 (813) 221-0024
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)
                           2 Ridgedale Ave., Suite 350
                             Cedar Knolls, NJ 07927

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No  [X]

         As of June 15, 2001, 6,787,129 shares of the issuer's common stock, par value $.01 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]


================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December
           31, 2000...........................................................................         1
           Condensed Consolidated Statements of Operations for the three months ended March
           31, 2001 and 2000 (unaudited)......................................................         2
           Condensed Consolidated Statements of Cash Flows for the three months ended March
           31, 2001 and 2000 (unaudited)......................................................         3
           Notes to Condensed Consolidated Financial Statements...............................         4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................................         5

PART II. OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................        11
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................        11
  SIGNATURES..................................................................................        11


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              IBS INTERACTIVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         MARCH 31,     DECEMBER 31,
                                                                            2001            2000
                                                                        -----------   --------------
                                                                        (UNAUDITED)
                                ASSETS

Current Assets:
         Cash and cash equivalents                                        $    123       $  1,557
         Accounts receivable (net of allowance for doubtful
             accounts of $1,006 in 2001 and $1,000 in 2000)                  5,057          3,802
         Other current assets                                                   91            271
                                                                          --------       --------
                 Total Current Assets                                        5,271          5,630
         Property and equipment, net                                         1,247          1,424
         Intangible assets, net                                             13,947         14,819
         Other assets                                                          130            136
                                                                          --------       --------
                 Total Assets                                             $ 20,595       $ 22,009
                                                                          ========       ========

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                            $  3,469       $  2,507
         Accrued liabilities on sale of discontinued operations              1,752          1,769
         Accrued severance and restructuring expenses                        1,296          1,375
         Long-term debt, current portion                                       217            210
         Deferred revenue and customer deposits                                376            546
                                                                          --------       --------
                 Total Current Liabilities                                   7,110          6,407
Long-term debt                                                                 882          1,083
Pension obligation                                                             148            148
Acquisition liabilities                                                        945            945
                                                                          --------       --------
                 Total Liabilities                                           9,085          8,583
                                                                          --------       --------
Stockholders' Equity:
         Common Stock, $.01 par value, authorized 11,000,000 shares,
          6,787,129 shares issued and outstanding                               68             68
         Additional paid in capital                                         38,883         38,883
         Accumulated deficit                                               (27,441)       (25,525)
                                                                          --------       --------
                 Total stockholders' equity                                 11,510         13,426
                                                                          --------       --------
                 Total liabilities and stockholders' equity               $ 20,595       $ 22,009
                                                                          ========       ========







     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 2001 and 2000
               (unaudited, in thousands, except per share amounts)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                         2001          2000
                                                       -------       -------
Revenues                                               $ 5,059       $ 4,412
Cost of services                                         4,008         3,451
                                                       -------       -------
Gross profit                                             1,051           961

Operating expenses:
    Selling, general and administrative                  2,079         2,767
    Amortization of intangible assets                      872           379
    Non-cash compensation expenses                          --           237
    Severance and restructuring                             --           865
                                                       -------       -------
        Total operating expenses                         2,951         4,248
                                                       -------       -------
        Operating loss                                  (1,900)       (3,287)

Interest expense (income), net                              16            (1)
                                                       -------       -------
        Loss before income taxes                        (1,916)       (3,286)
Tax provision                                               --             5
                                                       -------       -------
        Loss from continuing operations                 (1,916)       (3,291)

Discontinued operations                                     --           556
                                                       -------       -------
        Net loss                                       $(1,916)      $(3,847)
                                                       =======       =======

Loss per share from continuing operations:
    Basic and Diluted                                  $ (0.28)      $ (0.61)
Loss per share from discontinued operations:
    Basic and Diluted                                       --         (0.10)
                                                       -------       -------
Loss per share from operations:
    Basic and Diluted                                  $ (0.28)        (0.71)
                                                       =======       =======
Weighted average common stock shares outstanding:
    Basic and Diluted                                    6,787         5,377
                                                       =======       =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.
                    Condensed Consolidated Statements of Cash
            Flows For the three months ended March 31, 2001 and 2000
                            (unaudited, in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2001          2000
                                                            -------       -------
Cash flows used in operating activities                     $(1,384)      $(2,920)
                                                            -------       -------

Cash flows used in investing activities:
   Asset acquisition - cash acquired                             --            30
   Capital expenditures - property and equipment                 (6)          (63)
                                                            -------       -------
         Net cash used in investing activities                   (6)          (33)

Cash flows provided by (used in) financing activities:
   Net proceeds from private placement                                      2,233
   Payments of capital leases                                    --           (21)
   Repayments of notes payable                                  (44)         (144)
                                                            -------       -------
          Net cash provided by (used in) financing
            activities                                          (44)        2,068
                                                            -------       -------

Net decrease in cash and cash equivalents                    (1,434)         (885)
Cash and cash equivalents, beginning of periods               1,557         2,892
                                                            -------       -------
Cash and cash equivalents, end of periods                   $   123       $ 2,007
                                                            =======       =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated interim financial statements of IBS Interactive, Inc. ("IBS," the "Company," "we," or "us") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments, and discontinued operations reclasses) necessary for a fair presentation of the information shown herein have been included.

         The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2001.

         The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $18,062,000 and $6,238,000 for the years ended 2000 and 1999, respectively and cash flow deficiencies from operations of $6,837,000 and $6,893,000 in 2000 and 1999, respectively. During the three months ended March 31, 2001, the Company incurred losses of $1,916,000 and cash flow deficiencies from operations of $1,384,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining cash flow from external sources and restructuring liabilities. Management is currently negotiating with certain of its vendors to restructure certain liabilities. In addition, management plans to seek additional capital through a private placement of securities. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.       LOSS PER SHARE DATA

         Common stock equivalents in the three-month periods ended March 31, 2001 and 2000, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

3.       INCOME TAXES

         The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2001 and 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month periods ended March 31, 2001 and 2000 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

4.       RELATED PARTY TRANSACTION

         The Company entered into a consulting services agreement with PowerCerv on October 13, 2000 where the Company will provide consulting services to PowerCerv at $130 per hour. The Company recorded a payment of $150,000, which was due on March 31, 2001 in accordance with the agreement by reducing the PowerCerv long-term note payable and recorded deferred revenue as the services had not been provided yet. PowerCerv must use these unused services by December 31, 2001.

5.       SUBSEQUENT EVENTS

         (a) During April 2001, the Company sold its web hosting and non-dial-up internet access business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up internet access business and subleased 4,000 square feet of the Cedar Knolls office space. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a current member of the Board of Directors of IBS.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

OVERVIEW

         IBS is a leading provider of e-Business and Information Technology (IT) professional services to businesses, organizations and public sector institutions primarily in the Eastern and Midwestern United States. Services are primarily rendered to mid-sized businesses (including mid-sized departments of larger enterprises) and public sector institutions. The Company was incorporated in February 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During late 2000 the Company began doing business as Digital Fusion. The Company will propose to the shareholders a name change to Digital Fusion, Inc. at the Company's annual shareholder meeting during 2001. IBS, a Delaware corporation, has its main administrative office in Tampa, Florida, along with regional offices throughout New Jersey, New York, Florida and Alabama.

         We represent an emerging breed of e-Business and IT professional service firms: one that provides total solutions by transforming technology into value for clients through our integrated, multi-disciplinary service offerings. We utilize advanced technologies to provide our clients with business application development and integration, network services, IT consulting and training. To summarize, we build business applications.

         We provide a broad range of e-Business and IT professional services, including strategy services, component-based solutions, business application development, network services, IT consulting services, and desktop support and integration to businesses, organizations and public sector institutions. Our revenues are derived principally from fees earned in connection with the performance of services provided to customers.

         Currently, the Company's strategic vision is to become more focused on being an IT professional services company and concentrate on its profitable business units. During April 2001, the web hosting and non-dial-up internet access division which was not part of the Company's IT professional services units was sold.

         Also during April 2001, the Company reduced its work force to help it meet its goal of reaching profitability with its continuing business units. With the April 2001 restructuring, the Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001. However at year-end 2000, the Company received a going concern emphasis to its audit opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining capital from external sources. In order for the Company to execute its current plan to raise additional capital, it will have to negotiate with certain creditors to reduce these liabilities and this process has recently begun. If the Company is successful in reaching agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company's ongoing capital needs. If the Company cannot restructure the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business plan and plans to raise capital as it may not have sufficient liquidity to service ongoing operations and those liabilities.

         On June 7, 2001, IBS was delisted from the NASDAQ SmallCap Market System primarily due to not being current with the filings of the Company's periodic reports with the Securities Exchange Commission. The 10KSB and 10QSB Company filings were not filed on time primarily due to an investigation into a former New Jersey controller's misappropriation of funds from the Company. The misappropriation of funds was approximately $220,000 and the Company has subsequently recovered approximately $150,000 from the former employee. In addition to actively pursuing collections of all remaining outstanding funds, the Company has insurance covering $500,000 in losses plus $50,000 for investigation fees. The investigation was directed by two of the Company's outside board members and assisted by an outside forensic auditing firm. To insure that this was not a material event, the investigation had to be completed in order that the 2000 audit could be finalized. The 10KSB and 10QSB have been filed and the Company is current with its filings. The Company is vigorously appealing the delisting with the NASDAQ.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         REVENUES. Revenues increased by $647,000 to $5,059,000 for the three months ended March 31, 2001. The increase in revenues during the three months ended 2001 compared to the same period in the prior year was primarily due to professional service revenues generated by the March 2000 acquisition of digital fusion, inc. (DFI Acquisition) of $2,022,000 for 2001 compared to $890,000 for 2000. Because the DFI acquisition took place in March 2000, its revenues were included for one month in our consolidated revenues for 2000 compared to three months during 2001. This increase was offset by approximately $400,000 reduction in revenue in 2001 as compared to 2000 due to business units that were shut down or sold due to not being a part of our core business focus. Revenue from our largest professional services customer was responsible for 17% of our revenue in 2001 as compared to 18% in 2000.

         COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services increased by $557,000, from $3,451,000 for 2000 to $4,008,000 for 2001. The increase in cost of services was primarily due to the DFI Acquisition that took place in March 2000. The cost of services related to this DFI acquisition were included for one month during 2000 vs three months in 2001.

         GROSS PROFIT. Our gross profit was $961,000, or 22% of revenues in 2000 and $1,051,000, or 21% of revenues, in 2001. This decrease as a percent of revenues is a combination of a higher product contribution in 2001 compared to 2000 which has lower margins and decreased billable consultant utilization in 2001 compared to 2000. During the second quarter 2001, we expect the gross profit margin to increase slightly.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of the Company. Selling, general and administrative expenses decreased by $688,000, or 25%, from $2,767,000 in 2000 to $2,079,000 for 2001. This decrease was primarily due to the significant reduction in the Company's administrative staff in conjunction with its fourth quarter 2000 restructuring and the administrative headquarters move from New Jersey to Florida during January 2001.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $493,000, or 130% from $379,000 for 2000 to $872,000 for 2001. This increase was primarily due to the amortization related to intangible assets arising from the DFI Acquisition. This acquisition occurred on March 1, 2000, therefore the 2000 amounts only have one month of amortization related to the DFI Acquisition as compared to three months included in 2001.

         NON-CASH COMPENSATION EXPENSES. Non-cash compensation expense decreased from $237,000 in 2000 to $-0- in 2001. This decrease was due to the release of shares of common stock related to the 1998 acquisition of Entelechy, Inc. ("Entelechy"). Under the terms of the original agreement, such reserved shares were to be earned ratably over a three-year period ending January 31, 2001. Since the condition of continued employment for the release of such shares had been waived, the Company recognized the remaining non-cash compensation charge of $214,000 in the quarter ended March 31, 2000. Non-cash compensation expense is expected to be $-0- during 2001.

         SEVERANCE AND RESTRUCTURING. During the three months ended March 31, 2000, the Company reduced its work force by 19 employees and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000, which is comprised of the exit costs of this business and impairment losses on the value of related assets. As of March 31, 2000, $26,000 remained of the total accrual of $865,000. No severance and restructuring charge was incurred during the three months ended March 31, 2001; however during April 2001, the Company took additional cost and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount by 21 employees. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $339,000 relating to the closing of the office, $62,000 relating to severance, benefits and entitlements and $117,000 of other costs.

         INTEREST EXPENSE (INCOME), NET. Interest expense in 2001 consisted of interest payments and accruals on indebtedness in connection with the DFI Acquisition. Net interest expense was $(1,000) and $16,000, respectively, for 2000 and 2001.

         INCOME TAXES. The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2001 and 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month periods ended March 31, 2001 and 2000 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

         DISCONTINUED OPERATIONS. During 2000, the Company sold its dial-up internet access business to Earthlink, Inc. for $2.8 million. During the three months ended March 31, 2000, the Company recorded a $556,000 loss related to this discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

         The net cash used in operating activities decreased from $2,920,000 in 2000 compared to $1,384,000 in 2001. This change is primarily attributable to operating results that produced a net loss in the amount of $3,847,000 for the three months ended March 31, 2000 compared to a net loss of $1,916,000 for the corresponding three-month period in 2001.

         Net cash used in investing activities was $33,000 in 2000 compared to $6,000 in 2001. The cash used in both periods was primarily related to investments in equipment. The Company does not expect to have significant equipment purchases during 2001.

         Financing activities provided cash and cash equivalents of $2,068,000 in 2000, which was primarily from the net proceeds received during the first quarter 2000 related to the 2000 Private Placement. During 2001, net cash used in financing activities of $44,000 resulted from the principal payment on the note payable owed to PowerCerv, Inc.

         Our working capital deficit at March 31, 2001 was $1.8 million. With the April 2001 restructuring, the Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001. Currently the Company is funding its cash needs through $200,000 received from the sale of the web hosting and non-dial-up internet access business, $150,000 received from the former employee who misappropriated funds from the Company, consistent collections of accounts receivable, curtailment of payments of certain debts associated with discontinued business units, restructuring efforts and continued improvements in the operational performance of our ongoing business lines. The improved performance of our continuing operations is primarily due to the restructurings that the Company completed in fourth quarter 2000 and April 2001. This included reduction of personnel, closing of offices, moving the administrative headquarters to Tampa and focusing on our profitable ongoing business units.

         However with respect to the Company's year 2000 financial statement, the Company received a going concern emphasis to its opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining cash flow from external sources. In order for the Company to execute its current plan to raise additional capital, it will have to negotiate with certain creditors to reduce these liabilities. This process has recently begun. If the Company is successful in reaching agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company's ongoing capital needs. If the Company cannot restructure the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business and capitalization plans as it may not have sufficient liquidity to service the approximately $4.0 million of liabilities associated with the discontinued business units, restructuring and Infonautics Merger termination. No assurance can be given that these liabilities can be restructured and if additional capital can be raised.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits

                  None

            (b)   Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IBS INTERACTIVE, INC.


Date:  June 22, 2001
                                  By:       /s/  NICHOLAS R. LOGLISCI
                                     ------------------------------------------
                                  Name:        Nicholas R. Loglisci
                                  Title:       Chairman and Chief Executive
                                               Officer
                                               (Principal Executive Officer)

Date:  June 22, 2001
                                  By:       /s/  KAREN L. SURPLUS
                                     ------------------------------------------
                                  Name:        Karen L. Surplus
                                  Title:       Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)