Form 10QSB
period 2001-06-30
IBS INTERACTIVE INC
filed 2001-08-08
CIK 1057257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001 (Second quarter of fiscal 2001)

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

         As of July 20, 2001, 7,137,131 shares of the issuer's common stock, par value $.01 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

================================================================================

                              IBS INTERACTIVE, INC.

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
  PART I.      FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
           December 31, 2000..................................................................         2

           Condensed Consolidated Statements of Operations for the three and six months ended
           June 30, 2001 and 2000 (unaudited).................................................         3

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
           2001 and 2000 (unaudited)..........................................................         4

           Notes to Condensed Consolidated Financial Statements...............................         5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................................         7

  PART II.      OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS...................................................................        12

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................        12

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................        12

  SIGNATURES..................................................................................        13


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              IBS INTERACTIVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            JUNE 30, 2001     DECEMBER 31, 2000
                                                                            -------------     -----------------
                                                                             (UNAUDITED)
                                ASSETS
Current Assets:
         Cash and cash equivalents                                              $    306             $  1,557
         Accounts receivable (net of allowance for doubtful
             accounts of $1,108 in 2001 and $1,000 in 2000)                        4,340                3,802
         Other current assets                                                        139                  271
                                                                                --------             --------
                 Total Current Assets                                              4,785                5,630
         Property and equipment, net                                               1,001                1,424
         Intangible assets, net                                                   12,787               14,819
         Other assets                                                                 55                  136
                                                                                --------             --------
                 Total Assets                                                   $ 18,628             $ 22,009
                                                                                ========             ========

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                                  $  2,930             $  2,507
         Accrued liabilities on sale of discontinued operations                    1,751                1,769
         Accrued severance and restructuring expenses                              2,019                1,375
         Long-term debt, current portion                                             225                  210
         Deferred revenue and customer deposits                                      192                  546
                                                                                --------             --------
                 Total Current Liabilities                                         7,117                6,407
Long-term debt, less current portion                                                 823                1,083
Pension obligation                                                                   148                  148
Acquisition liabilities                                                              945                  945
                                                                                --------             --------
                 Total Liabilities                                                 9,033                8,583
                                                                                --------             --------
Stockholders' Equity:
         Common Stock, $.01 par value, authorized 11,000,000 shares,
             7,137,131 shares issued and outstanding                                  71                   68
         Additional paid in capital                                               38,880               38,883
         Accumulated deficit                                                     (29,356)             (25,525)
                                                                                --------             --------
                 Total stockholders' equity                                        9,595               13,426
                                                                                --------             --------
                 Total liabilities and stockholders' equity                     $ 18,628             $ 22,009
                                                                                ========             ========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
               (unaudited, in thousands, except per share amounts)


                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                          --------------------------          --------------------------
                                                            2001              2000              2001              2000
                                                          --------          --------          --------          --------
Revenues                                                  $  5,255          $  6,589          $ 10,314          $ 11,001
Cost of services                                             3,935             4,735             7,943             8,186
                                                          --------          --------          --------          --------
            Gross profit                                     1,320             1,854             2,371             2,815

Operating expenses:
    Selling, general and administrative                      1,324             3,324             3,403             6,091
    Amortization of intangible assets                        1,164             1,011             2,036             1,390
    Non-cash compensation expenses                              --                --                --               237
    Loss on sale of assets                                     212                --               212                --
    Severance and restructuring                                518                --               518               865
                                                          --------          --------          --------          --------
        Total operating expenses                             3,218             4,335             6,169             8,583
                                                          --------          --------          --------          --------
        Operating loss                                      (1,898)           (2,481)           (3,798)           (5,768)
Interest expense (income), net                                  17                52                33                51
                                                          --------          --------          --------          --------
        Loss before income taxes                            (1,915)           (2,533)           (3,831)           (5,819)
Income tax provision                                            --                 6                --                11
                                                          --------          --------          --------          --------
        Loss from continuing operations                     (1,915)           (2,539)           (3,831)           (5,830)
Discontinued operations
    Loss from discontinued operations                           --               242                --               798
    Loss on disposal of discontinued operations                 --             3,383                --             3,383
                                                          --------          --------          --------          --------
        Net loss                                          $ (1,915)         $ (6,164)         $ (3,831)         $(10,011)
                                                          ========          ========          ========          ========

Loss per share from continuing operations:
    Basic and Diluted                                     $  (0.28)         $  (0.39)         $  (0.55)         $  (0.97)

Loss per share from discontinued operations:
    Basic and Diluted                                           --             (0.55)               --             (0.70)
                                                          --------          --------          --------          --------
Loss per share from operations:
    Basic and Diluted                                     $  (0.28)         $  (0.94)         $  (0.55)         $  (1.67)
                                                          ========          ========          ========          ========
Weighted average common stock shares outstanding:
    Basic and Diluted                                        6,803             6,581             6,969             5,982
                                                          ========          ========          ========          ========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              IBS INTERACTIVE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (unaudited, in thousands)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                   2001             2000
                                                                  -------          -------
Cash flows used in operating activities                           $(1,331)         $(5,439)
                                                                  -------          -------

Cash flows provided by (used in) investing activities:
            Asset acquisition - cash acquired                          --               30
            Capital expenditures - property and equipment             (25)            (100)
            Proceeds from assets sold                                 200               --
                                                                  -------          -------
             Net cash provided by (used in) investing
             activities                                               175              (70)

Cash flows provided by (used in) financing activities:
            Net proceeds from private placement                        --            7,247
            Payments of capital leases                                 --              (21)
            Repayments of notes payable                               (95)          (1,219)
                                                                  -------          -------
             Net cash provided by (used in) financing
             activities                                               (95)           6,007
                                                                  -------          -------

Net decrease in cash and cash equivalents                          (1,251)             498
Cash and cash equivalents, beginning of periods                     1,557            2,892
                                                                  -------          -------
Cash and cash equivalents, end of periods                         $   306          $ 3,390
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

         The results of operations and cash flows for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2001.

         The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $18,062,000 and $6,238,000 for the years ended 2000 and 1999, respectively and cash flow deficiencies from operations of $6,837,000 and $6,893,000 in 2000 and 1999, respectively. During the six months ended June 30, 2001, the Company incurred losses of $3,831,000 and cash flow deficiencies from operations of $1,331,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining cash flow from external sources and restructuring its liabilities. Management is currently negotiating with certain of its vendors to restructure certain liabilities. In addition, management plans to seek additional capital through a private placement of securities. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. As of June 30, 2001, net carrying amount of goodwill is $12.6 million and other intangible assets is $0.2 million. Amortization expense during the six-month period ended June 30, 2001 was $2.0 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

2.       LOSS PER SHARE DATA

         Common stock equivalents in the three and six-month periods ended June 30, 2001 and 2000, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

3.       INCOME TAXES

         The Company has not recognized an income tax benefit for its operating losses generated in the three and six-month periods ended June 30, 2001 and 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and six-month periods ended June 30, 2001 and 2000 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

4.       RELATED PARTY TRANSACTION

         The Company entered into a consulting services agreement with PowerCerv on October 13, 2000 where the Company will provide consulting services to PowerCerv at $130 per hour. The Company recorded a payment of $150,000, which was due on March 31, 2001 in accordance with the agreement by reducing the PowerCerv long-term note payable and recorded deferred revenue as the services had not yet been provided. At June 30, 2001, $100,000 remained in deferred revenue related to this transaction. PowerCerv must use these unused services by December 31, 2001.

5.       SALE OF ASSETS

         During April 2001, the Company sold its web hosting and non-dial-up internet access business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up internet access business and subleased 4,000 square feet of the Cedar Knolls office space. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a current member of the IBS Board of Directors.

6.       SEVERANCE AND RESTRUCTURING

         During April 2001, the Company took additional cost reduction and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount by 21 employees. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $456,000 relating to the closing of the office, and $62,000 relating to severance, benefits and entitlements. At June 30, 2001, $408,000 remained of the $518,000 accrued.

7.       STOCKHOLDERS' EQUITY

         During June, the Company reached a settlement agreement with certain shareholders resolving a contractual dispute with such shareholders. During June, the Company issued 350,002 shares of common stock to these shareholders to effect that resolution.


8.       SUBSEQUENT EVENTS

         During July 2001, the Company sold its network services and installation business unit to Spectrum Solutions, Inc. for $350,000. The Company recorded an $11,000 loss related to this sale.

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

         We represent an emerging breed of e-Business and IT professional service firms: one that provides total solutions by transforming technology into value for clients through our integrated, multi-disciplinary service offerings. We utilize advanced technologies to provide our clients with business application development and integration, IT consulting and training.

         We provide a broad range of e-Business and IT professional services, including strategy services, component-based solutions, business application development, IT consulting services, and desktop support and integration to businesses, organizations and public sector institutions. Our revenues are derived principally from fees earned in connection with the performance of services provided to customers.

         Currently, the Company's strategic vision is to be focused on being an IT professional services company. To meet this goal, during April 2001, the web hosting and non-dial-up internet access division was sold and during July 2001, the network services and installation business unit was sold.

         During December of 2000 and the first six months of 2001, the Company has focused on reducing its expenditures to reach our goal of positive cash flow from operations. During April 2001, we closed certain facilities that were non-profitable and reduced our workforce to help accomplish this goal. The Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001 and during the second quarter of 2001, the Company attained positive cash flow from operations of $53,000. However at year-end 2000, the Company received a going concern emphasis to its audit opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining capital from external sources. In order for the Company to execute its current plan to raise additional capital, the Company is negotiating with certain creditors to reduce these liabilities. During July 2001, the Company successfully restructured a portion of the liabilities and is working diligently on the remaining liabilities. If the Company is successful in reaching agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company's ongoing capital needs. If the Company cannot restructure the majority of the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business plan and plans to raise capital as it may not have sufficient liquidity to service ongoing operations and those liabilities.

         On June 7, 2001, IBS was delisted from the NASDAQ SmallCap Market System primarily due to not being current with the filings of the Company's periodic reports with the Securities Exchange Commission. The 10-KSB and 10-QSB Company filings were not filed on time primarily due to an investigation into a former New Jersey controller's misappropriation of funds from the Company. The misappropriation of funds was approximately $220,000 and the Company has subsequently recovered approximately $200,000 from the former employee. In addition to actively pursuing collections of all remaining outstanding funds, the Company has insurance covering $500,000 in losses plus $50,000 for investigation fees. The investigation was directed by two of the Company's outside board members and assisted by an outside forensic auditing firm. To insure that this was not a material event, the investigation had to be completed in order that the 2000 audit could be finalized. The Company is now current with its filings. The Company has until August 9, 2001 to file an appeal with NASDAQ and intends to vigorously appeal this delisting.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000:

         REVENUES. Revenues decreased $1,334,000 for the three months ended June 30, 2001 compared to the same period during 2000. This decrease is primarily the result of reduced revenues due to selling non-IT business units and closing unprofitable offices.

         Revenues decreased $687,000 for the six months ended June 30, 2001 compared to the same period during 2000 due to reduced revenue as a result of the sale of non-IT business units and closing unprofitable offices. This decrease was offset by an increase in revenues of approximately $1.1 million during the six months ended 2001 compared to the same period in 2000 due to the March 2000 acquisition of digital fusion, inc. (DFI Acquisition). Because the DFI Acquisition took place in March 2000, the 2000 revenues did not include DFI revenue for January and February 2000. Revenues are expected to continue to be lower in 2001 as compared to 2000 due to the sale of non-IT business units and the closing of unprofitable offices. Revenue from our largest professional services customer was responsible for 17% of our revenue in 2001 as compared to 18% in 2000.

         COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $800,000 for the three months ended June 30, 2001 compared to the same period in 2000. This decrease is due to the decrease in revenues described above in the "Revenues" section.

         The cost of services decreased by $243,000 for the six-month period ended in June 30, 2001 compared to the same period in 2000. This decrease is primarily due to lower revenues as discussed above; offset by the increase related to the cost of services from the March 2000 DFI acquisition which were included for six months in 2001 vs four months during 2000.

         GROSS PROFIT. The gross profit for the second quarter during 2001 was $1,320,000, or 25% of revenues and $1,854,000, or 28% of revenues for the second quarter of 2000. This decrease as a percent of revenues is a combination of a higher product contribution in 2001 compared to 2000, which has lower margins and decreased billable consultant utilization in 2001 compared to 2000.

         The gross profit for the six-month period ended June 30, 2001 was $2,371,000, or 23% of revenues and $2,815,000, or 26% of revenues for the six-month period ended June 30, 2000. This decrease as a percent of revenues is a combination of a higher product contribution in 2001 compared to 2000, which has lower margins and decreased billable consultant utilization in 2001 compared to 2000. The gross profit for the second quarter of 2001 increased to 25% of revenue compared to 22% for the first quarter of 2001. This increase was the result of higher billable consultant utilization.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of the Company. Selling, general and administrative expenses decreased by $2,000,000, or 60%, for the three-month period ended June 30, 2001 compared to the same period during 2000. It decreased $2,688,000 or 44% for the six-month period ended June 30, 2001 compared to the same period during 2000. The decrease for the three and six-month periods were primarily due to the significant reduction in the Company's administrative staff in conjunction with its fourth quarter 2000 restructuring, the administrative headquarters move from New Jersey to Florida during January 2001 and the April 2001 restructuring which included closing unprofitable offices and a reduction in workforce.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $153,000, or 15% for the second quarter of 2001 compared to the same period in 2000. This increase was primarily due to the amortization related to the intangible assets arising from the DFI Acquisition.

         Amortization of intangible assets increased by $646,000, or 46% for the six-month period ended June 30, 2001 compared to the same period in 2000. This increase was primarily due to the DFI Acquisition and the fact that the acquisition occurred on March 1, 2000, therefore the 2000 amounts only have four months of amortization related to the DFI Acquisition as compared to six months included in 2001.

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

         SEVERANCE AND RESTRUCTURING. During the three months ended March 31, 2000, the Company reduced its work force by 19 employees and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000, which is comprised of the exit costs of this business and impairment losses on the value of related assets. As of June 30, 2001, $-0- remained of the total accrual of $865,000.

         During April 2001, the Company took additional cost reduction and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount by 21 employees. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $456,000 relating to the closing of the office, and $62,000 relating to severance, benefits and entitlements.

         INTEREST EXPENSE (INCOME), NET. Interest expense, net in 2000 and 2001 consisted primarily of interest payments and accruals on indebtedness in connection with the DFI Acquisition. Net interest expense was $17,000 and $52,000 for the three-month periods ended 2001 and 2000, respectively and $33,000 and $51,000 for the six-month periods ended June 30, 2001 and 2000, respectively.

         INCOME TAXES. The Company has not recognized an income tax benefit for its operating losses generated during the three and six-month periods ended June 30, 2001 and 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and six-month periods ended June 30, 2001 and 2000 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

         DISCONTINUED OPERATIONS. During 2000, the Company sold its dial-up internet access business to Earthlink, Inc. for $2.8 million. During the three and six-month periods ended June 30, 2000, the Company recorded a loss related to this discontinued operation of $242,000 and $798,000, respectively. During June 2000, the Company recorded a loss on disposal of discontinued operations of $3,383,000.

LIQUIDITY AND CAPITAL RESOURCES

         The net cash used in operating activities decreased from $5,439,000 for the six-month period ended June 30, 2000 to $1,331,000 during the same period in 2001. This change is primarily attributable to operating results from continuing operations that produced a net loss in the amount of $5,830,000 for the six months ended June 30, 2000 compared to a net loss of $3,831,000 for the corresponding six-month period in 2001. Net cash provided by operating activities for the three-month period ended June 30, 2001 was $53,000. Obtaining a positive cash flow from operations for the second quarter of 2001 is the result of the Company taking the necessary steps to restructure the Company by closing unprofitable offices, moving the administrative headquarters from New Jersey to Tampa as well as reducing its workforce during December 2000 and April 2001 and selling non-IT focused business units so management can focus on its core business, IT professional services.

         Net cash used in investing activities was $70,000 in 2000 compared to net cash provided in investing activities of $175,000 in 2001. During 2001, the Company sold the web hosting and non-dial-up internet access business for $200,000. The Company purchased property and equipment of $100,000 during 2000 and $25,000 during 2001. The Company does not expect to have significant equipment purchases during 2001. The Company sold its network services and installation business unit during July 2001 for $350,000.

         Financing activities provided cash and cash equivalents of $6,007,000 in 2000. This is comprised of $7,247,000 received from the net proceeds of the 2000 Private Placement; which is offset by payments on notes payable and capital leases of $1,240,000. During 2001, net cash used in financing activities of $95,000 was principal payments on the note payable owed to PowerCerv, Inc.

         Our working capital deficit at June 30, 2001 was $2.3 million. With the April 2001 restructuring, the Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001. Currently the Company is funding its cash needs through $200,000 received from the sale of the web hosting and non-dial-up internet access business, $200,000 received from the former employee who misappropriated funds from the Company, $350,000 received from the sale of the network services and installation business, consistent collections of accounts receivable, curtailment of payments of certain debts associated with discontinued business units, restructuring efforts and continued improvements in the operational performance of our ongoing business lines. The improved performance of our continuing operations is primarily due to the restructurings that the Company completed in fourth quarter 2000 and April 2001. This included reduction of personnel, closing of offices, moving the administrative headquarters to Tampa and focusing on our profitable ongoing business units.

         However with respect to the Company's year 2000 financial statement, the Company received a going concern emphasis to its opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining cash flow from external sources. In order for the Company to execute its current plan to raise additional capital, it will have to negotiate with certain creditors to reduce these liabilities. This process has begun and during July 2001, we have successfully restructured a portion of the liabilities and are working diligently on the rest. If the Company is successful in reaching agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company's ongoing capital needs. If the Company cannot restructure the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business and capitalization plans as it may not have sufficient liquidity to service the approximately $4.0 million of liabilities associated with the discontinued business units, restructuring and Infonautics Merger termination. No assurance can be given that these liabilities can be restructured and if additional capital can be raised.

                                     PART II
                                OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.

                    The Company has been sued on July 24, 2001 for alleged defaults under several equipment lease agreements associated with a business unit that was sold. The complaint seeks damages and possession of the equipment. The Company has returned the equipment that was in its possession and is defending the suit. The Company has initiated discussions to resolve the dispute.

                    The Company is also involved in miscellaneous legal proceedings arising from the cessation of certain business operations. The Company is defending these proceedings and anticipates that it will be able to resolve these disputes in a manner that will not materially effect the Company's financial position.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                     During June, the Company issued 350,002 shares of common stock to certain shareholders to effect a settlement agreement. This issuance of common stock was exempt from registration under the Securities Act pursuant to Section 4 (2).

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

                                       IBS INTERACTIVE, INC.

Date:  August 8, 2001
                                       By:   /s/  ROY E. CRIPPEN, III
                                          -------------------------------------
                                       Name:    Roy E. Crippen, III
                                       Title:   Chief Executive Officer
                                                (Principal Executive Officer)
Date:  August 8, 2001
                                       By:   /s/  KAREN L. SURPLUS
                                          -------------------------------------
                                       Name:    Karen L. Surplus
                                       Title:   Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)