Form 10QSB
period 2001-09-30
DIGITAL FUSION INC/NJ/
filed 2001-11-09
CIK 1057257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001 (Third quarter of fiscal 2001)

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to ________________

Commission File No. 0-24073

DIGITAL FUSION, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	13-3817344

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

400 North Ashley Drive
Suite 2600
Tampa, FL 33602
(Address of Principal Executive Offices)

(813) 221-0024
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

IBS INTERACTIVE, INC.

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     As of November 5, 2001, 7,137,131 shares of the issuer’s common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No

DIGITAL FUSION, INC.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Changes in Securities and Use of Proceeds	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL FUSION, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$939	$1,557

Accounts receivable (net of allowance for doubtful accounts of $1,125 in 2001 and $1,000 in 2000)	2,534	3,802

Other current assets	210	271

Total Current Assets	3,683	5,630

Property and equipment, net	808	1,424

Intangible assets, net	11,917	14,819

Other assets	67	136

Total Assets	$16,475	$22,009

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$2,351	$2,507

Accrued liabilities on sale of discontinued operations	1,692	1,769

Accrued severance and restructuring expenses	1,684	1,375

Acquisition liabilities	945	945

Long-term debt, current portion	168	210

Deferred revenue and customer deposits	145	546

Total Current Liabilities	6,985	7,352

Long-term debt, less current portion	771	1,083

Pension obligation	148	148

Total Liabilities	7,904	8,583

Stockholders’ Equity:

Common Stock, $.01 par value, authorized 16,000,000 shares, issued and outstanding 7,137,131 shares – 2001 and 6,787,129 shares – 2000	71	68

Additional paid in capital	38,880	38,883

Accumulated deficit	(30,380)	(25,525)

Total stockholders’ equity	8,571	13,426

Total liabilities and stockholders’ equity	$16,475	$22,009

See Accompanying Notes to Condensed Consolidated Financial Statements.

DIGITAL FUSION, INC.

Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2001 and 2000
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$3,238	$6,691	$13,552	$17,692

Cost of services	2,416	4,856	10,359	13,042

Gross Profit	822	1,835	3,193	4,650

Operating expenses:

Selling, general and administrative	1,036	3,270	4,440	9,361

Amortization of intangible assets	870	909	2,906	2,299

Non-cash compensation expenses	—	—	—	237

Loss on sale of assets	12	—	223	—

Severance and restructuring	—	—	518	865

Total operating expenses	1,918	4,179	8,087	12,762

Operating loss	(1,096)	(2,344)	(4,894)	(8,112)

Interest expense (income), net	23	(2)	56	49

Loss before income taxes	(1,119)	(2,342)	(4,950)	(8,161)

Income tax expense (benefit)	(35)	—	(35)	11

Loss from continuing operations and before extraordinary item	(1,084)	(2,342)	(4,915)	(8,172)

Discontinued operations:

Loss from discontinued operations	—	—	—	798

Loss on disposal of discontinued operations	—	—	—	3,383

Extraordinary gain on forgiveness of debt, net of taxes	60	—	60	—

Net loss	$(1,024)	$(2,342)	$(4,855)	$(12,353)

Loss per share from continuing operations:

Basic and Diluted	$(0.15)	$(0.35)	$(0.71)	$(1.31)

Loss per share from discontinued operations:

Basic and Diluted	—	—	—	(0.67)

Income per share from extraordinary gain on forgiveness of debt, net:

Basic and Diluted	0.01	—	0.01	—

Loss per share:

Basic and Diluted	$(0.14)	$(0.35)	$(0.70)	$(1.98)

Weighted average common stock shares outstanding:

Basic and Diluted	7,137	6,733	6,910	6,239

See Accompanying Notes to Condensed Consolidated Financial Statements.

DIGITAL FUSION, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2001 and 2000
(unaudited, in thousands)

	Nine months ended
	September 30,

	2001	2000

Cash flows used in operating activities	$(937)	$(7,851)

Cash flows provided by (used in) investing activities:

Asset acquisition – cash acquired	—	30

Capital expenditures – property and equipment	(27)	(570)

Proceeds from assets sold	550	2,916

Net cash provided by investing activities	523	2,376

Cash flows provided by (used in) financing activities:

Net proceeds from private placement	—	7,247

Payments of line of credit, net	—	(3,437)

Payments of capital leases	—	(21)

Repayments of notes payable	(204)	(155)

Net cash provided by (used in) financing activities	(204)	3,634

Net decrease in cash and cash equivalents	(618)	(1,841)

Cash and cash equivalents, beginning of periods	1,557	2,892

Cash and cash equivalents, end of periods	$939	$1,051

See Accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Basis of Presentation

     The condensed consolidated interim financial statements of Digital Fusion, Inc. (“DFI,” the “Company,” “we,” or “us”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s Annual Report on Form 10-KSB. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown herein have been included.

     The results of operations and cash flows for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2001.

     The Company changed its name from IBS Interactive, Inc. to Digital Fusion, Inc. at its October 30, 2001 shareholder meeting and the shareholders also approved an increase in the number of authorized shares of common stock to sixteen million.

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $18,062,000 and $6,238,000 for the years ended 2000 and 1999, respectively and cash flow deficiencies from operations of $6,837,000 and $6,893,000 in 2000 and 1999, respectively. During the nine months ended September 30, 2001, the Company incurred losses of $4,855,000 and cash flow deficiencies from operations of $937,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining cash flow from external sources and restructuring its liabilities. Management is currently negotiating with certain of its vendors to restructure certain liabilities. In addition, management plans to seek additional capital through a private placement of securities. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. DFI did not have a business combination during the third quarter of 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company’s previous business combinations were accounted for using both the pooling-of-interests and purchase methods. As of September 30, 2001, net carrying amount of goodwill is $11.8 million and other intangible assets is $0.1 million. Amortization expense during the nine-month period ended September 30, 2001 was $2.9 million. The Company is continuing to assess but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. SFAS 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial position and results of operations.

2.	Loss Per Share Data

     Common stock equivalents in the three- and nine-month periods ended September 30, 2001 and 2000, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

3.	Income Taxes

     The Company recognized an income tax benefit of $35,000 for the three and nine-month periods ended September 30, 2001 and an income tax expense of $35,000 for the three and nine-month periods associated with the extraordinary gain on forgiveness of debt (this tax expense is recorded net of the extraordinary gain on forgiveness of debt). The Company has not recognized an income tax benefit for its additional operating losses generated in the three and nine-month periods ended September 30, 2001 and 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The additional tax benefit for the three and nine-month periods ended September 30, 2001 and 2000 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

4.	Related Party Transaction

     The Company entered into a consulting services agreement with PowerCerv Technologies, Inc. (PowerCerv) on October 13, 2000 where the Company will provide consulting services to PowerCerv at $130 per hour. The Company recorded a payment of $150,000, which was due on March 31, 2001 in accordance with the agreement by reducing the PowerCerv long-term note payable and recorded deferred revenue as the services had not yet been provided. At September 30, 2001, $84,100 remained in deferred revenue related to this transaction. PowerCerv must use these unused services by December 31, 2001.

5.	Sale of Assets

     During April 2001, the Company sold its web hosting and non-dial-up internet access business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up internet access business and subleased 4,000 square feet of the Cedar Knolls office space. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a former member of the DFI Board of Directors.

     During July 2001, the Company sold its network services and installation business unit to Spectrum Solutions, Inc. (Spectrum) for $350,000 and Spectrum assumed certain lease obligations of the Company related to this network services and installation business unit. The Company recorded a $12,000 loss related to this sale.

6.	Severance and Restructuring

     During April 2001, the Company took additional cost reduction and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount by 21 employees. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $456,000 relating to the closing of the office, and $62,000 relating to severance, benefits and entitlements. At September 30, 2001, $341,000 remained of the $518,000 accrued.

7.	Stockholders’ Equity

     During June, the Company reached a settlement agreement with certain shareholders resolving a contractual dispute with such shareholders. During June, the Company issued 350,002 shares of common stock to these shareholders to effect that resolution.

8.	Extraordinary Forgiveness of Debt

     During the third quarter of 2001, the Company reached settlement agreements on some debts associated with offices that were closed and services not used, which resulted in forgiveness of debt of $95,000 ($60,000 net of taxes).

9.	Legal

     The Company has been sued on July 24, 2001 for alleged defaults under several equipment lease agreements associated with a business unit that was sold. The complaint seeks damages and possession of the equipment. The Company has returned the equipment that was in its possession and is defending the suit. The Company has initiated discussions to resolve the dispute. The Company has an accrual for its discontinued business unit that would include the amount the Company believes it owes related to this agreement.

     The Company has been sued on June 29, 2001 for alleged defaults under a communication service provider agreement associated with a business unit that was sold. The complaint seeks damages in the amount of $288,440 plus attorney's fees and costs. The Company disputes the claim and is defending the suit. The Company has initiated discussions to resolve the dispute. The Company has an accrual for its discontinued business unit that would include the amount the Company believes it owes related to this agreement.

     The Company has been sued on October 9, 2001 for alleged default under a real estate lease agreement. The complaint seeks possession of the property and monetary damages for unpaid rents in the amount of $446,622 plus attorney's fees, interest and costs. The Company has vacated the premises, disputes the claim and is defending the suit. The Company has initiated discussions to resolve the dispute. The Company has an accrual for restructuring and downsizing and that accrual would include the amount the Company believes it owes related to this agreement.

     In addition, the Company is involved in certain legal actions arising from the cessation of certain business operations and ordinary course of business. The Company is defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “plan,” “budget, “intend,” “anticipate,” “project,” “estimate,” “expect,” “may,” “might,” “believe,” “potential,” “could,” “should,” “would” and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company’s Form 10-KSB for 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

Overview

     DFI is a leading provider of e-Business and Information Technology (IT) professional services to businesses, organizations and public sector institutions primarily in the Eastern and Midwestern United States. Services are primarily rendered to mid-sized businesses (including mid-sized departments of larger enterprises) and public sector institutions. The Company was incorporated in February 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During late 2000 the Company began doing business as Digital Fusion and the Company officially changed its name to Digital Fusion, Inc. (DFI) at its October 2001 shareholder meeting. DFI, a Delaware corporation, has its main administrative office in Tampa, Florida, along with regional offices throughout New Jersey, New York, Florida and Alabama.

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

     The Company’s 2001 strategic vision is to be focused on being an IT professional services company. To meet this goal, during April 2001, the web hosting and non-dial-up internet access division was sold and during July 2001, the network services and installation business unit was sold.

     During December of 2000 and the first nine months of 2001, the Company has focused on reducing its expenditures to reach our goal of positive cash flow from operations. During April 2001, we closed certain facilities that were non-profitable and reduced our workforce to help accomplish this goal. The Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001 and during the third quarter of 2001, the Company attained positive cash flow from operations of $394,000. However at year-

end 2000, the Company received a going concern emphasis to its audit opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining capital from external sources. In order for the Company to execute its current plan to raise additional capital, the Company is negotiating with certain creditors to reduce these liabilities. The Company has successfully restructured a portion of the liabilities and is working diligently on the remaining liabilities. If the Company is successful in reaching agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company’s ongoing capital needs. If the Company cannot restructure the majority of the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business plan and plans to raise capital as it may not have sufficient liquidity to service ongoing operations and those liabilities.

     On June 7, 2001, DFI was delisted from the Nasdaq SmallCap Market System primarily due to not being current with the filings of the Company’s periodic reports with the Securities Exchange Commission. The 10-KSB and 10-QSB Company filings were not filed on time primarily due to an investigation into a former New Jersey controller’s misappropriation of funds from the Company. The misappropriation of funds was approximately $220,000 prior to any expenses associated with the investigation and the Company has subsequently recovered approximately $224,000 from the former employee. The Company has insurance covering $500,000 in losses plus $50,000 for investigation fees. The investigation was directed by two of the Company’s outside board members and assisted by an outside forensic auditing firm. To insure that this was not a material event, the investigation had to be completed in order that the 2000 audit could be finalized. The Company is now current with its filings. The Company has filed an appeal with Nasdaq.

Results of Operations

     Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000:

     REVENUES.    Revenues decreased $3,453,000 for the three months ended September 30, 2001 compared to the same period during 2000. This decrease is primarily due to reduced revenues of approximately $2.0 million as a result of selling non-IT business units, network services and installation services and closing unprofitable offices, reduced revenues of $0.8 million from our desktop support group who did not have the special summer projects that occurred in 2000 and reduced revenues of $0.3 million related to our education group due to lower Sybase education revenues.

     Revenues decreased $4,140,000 for the nine months ended September 30, 2001 compared to the same period during 2000 due to reduced revenue as a result of the sale of non-IT business units, network services and installation services and closing unprofitable offices and reduced revenues of $0.8 million from our desktop support group who did not have the summer special projects that occurred in 2000. This decrease was offset by an increase in revenues of approximately $1.1 million during the nine months ended 2001 compared to the same period in 2000 due to the March 2000 acquisition of digital fusion, inc. (Digital Acquisition). Because the Digital Acquisition took place in March 2000, the 2000 revenues did not include Digital Acquisition revenue for January and February 2000. Revenues are expected to continue to be lower in 2001 as compared to 2000 due to the sale of non-IT business units and the closing of unprofitable offices. Revenue from our largest professional services customer was responsible for 25% of our revenue in 2001 as compared to 24% in 2000.

     COST OF SERVICES.    Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $2,440,000 for the three months ended September 30, 2001 compared to the same period in 2000. This decrease is due to the decrease in revenues described above in the “Revenues” section.

     The cost of services decreased by $2,683,000 for the nine-month period ended in September 30, 2001 compared to the same period in 2000. This decrease is primarily due to lower revenues as discussed above; offset by the increase related to the cost of services from the March 2000 DFI Acquisition which were included for nine months in 2001 vs seven months during 2000. Cost of Services are expected to continue to be lower in 2001 as compared to 2000 due to the sale of non-IT business units and the closing of unprofitable offices.

     GROSS PROFIT.    The gross profit for the third quarter during 2001 was $822,000, or 25% of revenues and $1,835,000, or 27% of revenues for the third quarter of 2000. This decrease as a percent of revenues is a result of decreased revenue from our desktop support group due to the special summer projects it has had previously were put on hold for 2001 due to the sluggish economy.

     The gross profit for the nine-month period ended September 30, 2001 was $3,193,000, or 24% of revenues and $4,650,000, or 26% of revenues for the nine-month period ended September 30, 2000. This decrease as a percent of revenues is a combination of a higher product contribution in 2001 compared to 2000, which has lower margins, decreased billable consultant utilization in the first quarter 2001 compared to 2000 and reduced special summer projects in our desktop support group due to the projects being put on hold during 2001 as a result of the downturn in the economy.

     The gross profit for the second and third quarter of 2001 increased to 25% of revenue compared to 21% for the first quarter of 2001. This increase was the result of higher billable consultant utilization in second and third quarter 2001 compared to the first quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE.    Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of the Company. Selling, general and administrative expenses decreased by $2,234,000, or 68%, for the three-month period ended September 30, 2001 compared to the same period during 2000. It decreased $4,921,000 or 53% for the nine-month period ended September 30, 2001 compared to the same period during 2000. The decrease for the three and nine-month periods were primarily due to the significant reduction in the Company’s administrative staff in conjunction with its fourth quarter

2000 restructuring, the administrative headquarters move from New Jersey to Florida during January 2001 and the April 2001 restructuring which included closing unprofitable offices and a reduction in workforce.

     AMORTIZATION OF INTANGIBLE ASSETS.    Amortization of intangible assets was similar for the third quarter of 2001 compared to the same quarter in 2000 and increased by $607,000, or 26% for the nine-month period ended September 30, 2001 compared to the same period in 2000. This increase during the nine-month period was primarily due to the DFI Acquisition and the fact that the acquisition occurred on March 1, 2000, therefore the 2000 amounts only have seven months of amortization related to the DFI Acquisition as compared to nine months included in 2001.

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

     SEVERANCE AND RESTRUCTURING.    During the three months ended March 31, 2000, the Company reduced its work force by 19 employees and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business in Huntsville, Alabama and recognized a charge of $298,000, which is comprised of the exit costs of this business and impairment losses on the value of related assets.

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

     INTEREST EXPENSE (INCOME), NET.    Interest expense, net in 2000 and 2001 consisted primarily of interest payments and accruals on indebtedness in connection with the DFI Acquisition offset by interest earned on the equity funds raised during the third quarter of 2000. Net interest expense was $23,000 and $(2,000) for the three-month periods ended 2001 and 2000, respectively and $56,000 and $49,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

     INCOME TAXES.   The Company recognized an income tax benefit of $35,000 for the three and nine-month periods ended September 30, 2001 and an income tax expense of $35,000 for the three and nine-month periods associated with the extraordinary gain on forgiveness of debt (this tax expense is recorded net of the extraordinary gain on forgiveness of debt). The Company has not recognized an income tax benefit for its additional operating losses generated in the three and nine-month periods ended September 30, 2001 and 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The additional tax benefit for the three and nine-month periods ended September 30, 2001 and 2000 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     DISCONTINUED OPERATIONS.    During 2000, the Company sold its dial-up internet access business to Earthlink, Inc. for $2.8 million. The Company initially received $2.9 million for the sale during the third quarter of 2000 which was reduced by $100,000 during the fourth quarter of 2000 based upon certain criteria of customers converted. During the nine-month period ended September 30, 2000, the Company recorded a loss related to this discontinued operation of $798,000. During June 2000, the Company recorded a loss on disposal of discontinued operations of $3,383,000.

     EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT, NET OF TAX.    During the third quarter 2001, the Company reached settlement agreements on some debts associated with offices that were closed and services not used; which resulted in forgiveness of debt of $95,000 ($60,000 net of taxes). The Company expects to have additional forgiveness of debt in the fourth quarter of 2001 associated with debts that are settled relating to offices that were closed, termination fees on discontinued services, services not used and equipment on leases that were returned.

Liquidity and Capital Resources

     The net cash used in operating activities decreased from $7,851,000 for the nine-month period ended September 30, 2000 to $937,000 during the same period in 2001. This change is primarily attributable to a significant reduction in the net loss from continuing operations during 2001 compared to 2000. The net loss from continuing operations was $8,172,000 for the nine months ended September 30, 2000 compared to $4,915,000 for the corresponding nine-month period in 2001. Net cash provided by operating activities for the three-month period ended September 30, 2001 was $394,000. Obtaining a positive cash flow from operations for the second and third quarter of 2001 is the result of the Company taking the necessary steps to restructure the Company by closing unprofitable offices, moving the administrative headquarters from New Jersey to Tampa as well as reducing its workforce during December 2000 and April 2001 and selling non-IT focused business units so management can focus on its core business, IT professional services.

     Net cash provided by investing activities was $2,376,000 in 2000 compared to $523,000 in 2001. During 2000, the Company sold its ISP business unit and received $2.9 million during the third quarter. During 2001, the Company sold its web hosting and non-dial-up internet access business for $200,000 and its network services and installation business unit during for $350,000. The Company purchased property and equipment of $570,000 during 2000 and $27,000 during 2001. The Company does not expect to have significant equipment purchases during the remaining of 2001.

     The Financing activities provided cash and cash equivalents of $3,634,000 in 2000. This is comprised of $7,247,000 received from the net proceeds of the 2000 Private Placement; which is offset by payments on notes payable and capital leases of $3,613,000. During 2001, net cash used in financing activities of $204,000 was for principal payments on the note payable owed to PowerCerv.

     Our working capital deficit at September 30, 2001 was $3.3 million. With the April 2001 restructuring, the Company believes it has taken the steps necessary to become cash flow positive from its continuing operations during the second half of 2001. Currently the Company is funding its cash needs through $200,000 received from the sale of the web hosting and non-dial-up internet access business, $224,000 received from the former employee who misappropriated funds from the Company, $350,000 received from the sale of the network services and installation business, consistent collections of accounts receivable, curtailment of payments of certain debts associated with discontinued business units, restructuring efforts and continued improvements in the operational performance of our ongoing business lines. The improved performance of our continuing operations is primarily due to the restructurings that the Company completed in fourth quarter 2000 and April 2001. This included reduction of personnel, closing of offices, moving the administrative headquarters to Tampa and focusing on our profitable ongoing business units.

     However with respect to the Company’s year 2000 financial statement, the Company received a going concern emphasis to its opinion from its auditors because of its previous losses and significant liabilities related to its discontinued business units, restructuring efforts and the termination of the Infonautics merger. The ability of the Company to continue as a going concern is dependent upon restructuring certain liabilities and obtaining cash flow from external sources. In order for the Company to execute its current plan to raise additional capital, it will have to negotiate with certain creditors to reduce these liabilities. This process has begun and we have successfully restructured a portion of the liabilities and are working diligently on the rest. If the Company is successful in reaching agreements with its creditors to reduce these liabilities, the Company believes it will be able to raise capital to pay down the restructured liabilities as well as fund the Company’s ongoing capital needs. If the Company cannot restructure the liabilities related to its discontinued operations, restructuring and Infonautics merger termination, it will be required to re-examine its current business and capitalization plans as it may not have sufficient liquidity to service the approximately $4.0 million of liabilities associated with the discontinued business units, restructuring and Infonautics Merger termination. No assurance can be given that these liabilities can be restructured and if additional capital can be raised.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Company had previously reported legal proceedings with Personnel Staffing, Inc., Gregerson Management Services, Inc., Chynna, Inc., and Luke, Inc. (“PSI”) arising from a complaint filed by PSI on July 25, 2000 in the Circuit Court of Etowah County, Alabama and a counterclaim filed by the Company in the Circuit Court of Etowah County, Alabama. During a mediation on October 1, 2001, both the Company and PSI agreed to settle all claims asserted against the other. The effect on the Company’s financial position was the insurance deductible of $25,000.

     The Company has been sued on July 2, 2001 for alleged defaults under several equipment lease agreements associated with a business unit that was sold. The complaint seeks damages and possession of the equipment. The Company has returned the equipment that was in its possession and is defending the suit. The Company has initiated discussions to resolve the dispute.

     The Company has been sued on June 29, 2001 for alleged defaults under a communication service provider agreement associated with a business unit that was sold. The complaint seeks damages in the amount of $288,440 plus attorney's fees and costs. The Company disputes the claim and is defending the suit. The Company has initiated discussions to resolve the dispute.

     The Company has been sued on October 9, 2001 for alleged default under a real estate lease agreement. The complaint seeks possession of the property and monetary damages for unpaid rents in the amount of $446,622 plus attorney's fees, interest and costs. The Company has vacated the premises, disputes the claim and is defending the suit. The Company has initiated discussions to resolve the dispute.

     In addition, the Company is involved in certain legal actions arising from the cessation of certain business operations and ordinary course of business. The Company is defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters will have a material adverse effect on the Company’s business or it’s consolidated financial position or results of operations.

Item 2.   Changes in Securities and Use of Proceeds.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

None

(b)	Reports on Form 8-K.

On September 28, 2001, the Company filed a Form 8-K regarding the change of the Company’s auditors to Pender Newkirk & Company from BDO Seidman LLP (BDO). On October 22, 2001, the Company filed an 8-K/A which included BDO’s response to the Company’s 8-K filed on September 28, 2001.

On November 8, 2001, the Company filed a Form 8-K regarding actions approved by the vote of the shareholders at the Company’s annual shareholder meeting. The following actions were approved; A) Election of Nicholas R. Loglisci, Jr., Roy E. Crippen, III, Bruce E. Fike, Ahmad Al-Khaled and O.G. Greene as directors of the Company, B) Approval of a resolution to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock and C) approval of a resolution to amend the Company’s Restated Certificate of Incorporation to change the name of the Company to Digital Fusion, Inc.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL FUSION, INC.

Date:	November 9, 2001	By:	/s/ Roy E. Crippen, III

		Name:	Roy E. Crippen, III
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2001	By:	/s/ Karen L. Surplus

		Name:	Karen L. Surplus
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)