Form 10KSB
period 2001-12-31
DIGITAL FUSION INC/NJ/
filed 2002-02-28
CIK 1057257

U.S SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2001
OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-24073

DIGITAL FUSION, INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3817344 (I.R.S. Employer Identification No.)

400 North Ashley Drive, Suite 2600, Tampa, Florida 33602
(Address of principal executive offices, including zip code)

(813) 221-0024
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value per share	Name of Each Exchange on Which Registered The Boston Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share.

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

     Issuer’s revenues for its most recent fiscal year: $16,685,000.

     The aggregate market value of voting common equity held by non-affiliates of the Registrant based upon the closing sale price of common stock on February 1, 2002 as reported by the Nasdaq SmallCap Market was approximately $3,502,000. Shares of voting stock held by executive officers, board of directors and each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. (This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

     As of February 28, 2002, 7,163,936 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

     Documents Incorporated by Reference. The information called for by Part III, Items 9-12, is incorporated by reference from the definitive proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002.

Cautionary Statement Regarding Forward-Looking Statements

     Statements in this Annual Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our (as hereinafter defined) expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: the plans and objectives of the Company for future operations and trends affecting our financial condition and results of operations. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect the Company’s Future Performance.” The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Description of Business

     We (as used herein, “we,” “us,” “our”, “Digital Fusion”, “DFI” and the “Company” refer to Digital Fusion, Inc.) are an information technology (“IT”) consulting company helping our customers use technology to access business information and enhance the performance of their human capital. Our success is based on a total approach, providing the people, processes, and technology needed to translate business needs into sound IT strategies. We provide our services to businesses, organizations and public sector institutions in the Eastern United States.

     This total approach is driven by the vision and diverse skills of our people, talented professionals who view projects from a wider perspective than most other IT consultants. They understand that no successful project is developed in isolation. This big-picture approach bucks today’s trend toward the narrower focus of specialization. Vendor-specific certification programs churn out consultants focused on only a small set of products, a one-tool-fits-all approach, producing inefficient and expensive solutions to business problems. We transform technology into complete solutions through our integrated multi-disciplinary services, including Information Technology Consulting, Business Application Development, IT Support and Integration and Sales Force Tune-Up. Headquartered in Tampa with branch offices in Orlando, Washington D.C., Philadelphia metro area, New York City, New Jersey, and Alabama, DFI continues to be a leading provider of IT consulting services to businesses, organizations, and public sector institutions across the U.S.

     Our customers during the year ended December 31, 2001 included, among many others: Aetna US Healthcare, Commerce Bank, Darden Restaurants, Deutsche Bank, echelon, Harcourt, ING, and State of Tennessee.

     We were incorporated in February 1995 as Internet Broadcasting Systems, Inc. and changed our name to IBS Interactive, Inc., when we went public in May 1998. At the annual meeting of shareholders held October 30, 2001 in Tampa, Florida, our shareholders approved the corporate name change to Digital Fusion, Inc. Our stock is traded on the Nasdaq SmallCap Market under the symbol of “DIGF”. Our primary Web sites are www.digitalfusion.com, www.digitalfusionweb.com, and www.digitalfusiontraining.com.

Company Services

     We provide the following services to meet our customer’s needs.

•	IT Support and Integration
•	IT Consulting
•	Business application development
•	Sales Force Tune-Up

(a)	IT Support and Integration

     Digital Fusion’s IT Support and Integration division helps organizations define, design and deploy the optimal solution for their information technology needs. Our solutions optimize Operational efficiency by maximizing system availability, ensuring software license accuracy, improving end-user productivity and significantly reducing IT operational costs.

     Our IT support and integration services include:

•	Infrastructure Consulting
•	Desktop and help desk support
•	Network and server management
•	System migration/integration
•	Leasehold replacement
•	Hardware and Software Deployment
•	IT supplemental support

(b)	IT Consulting

     Consulting services are provided to businesses and organizations seeking information, guidance and staffing in order to effectively build business applications, analyze and utilize information technology prior to the time such businesses make investments of capital, time and/or personnel. The consulting services we provide include: (i) IT Strategy (ii) business analysis and software design (iii) computer programming, (iv) security audits and protocol recommendations, (v) disaster recovery plan audit and protocol recommendations, and (vi) strategic plan development. Representative skill sets include:

•	Customer Relationship Management
•	ERP (PeopleSoft, Microsoft GreatPlains)
•	Microsoft technologies
•	Sybase technologies and training
•	Desktop and network server support
•	On-site business applications development
•	Disaster recovery plans and protocol recommendation
•	Strategy and advisory services

(c)	Business Applications Development

     We maintain a full range of applications programming expertise to: (i) ensure that customers’ applications and networks are specifically tailored to meet their requirements, (ii) develop and maintain customers’ Web sites, (iii) provide customers with technical assistance and (iv) provide consulting services.

     Our offerings include:

•	Customized application development — Digital Fusion provides customized application development to customer specifications including Web portals, e-commerce, intranets, customer relationship management (“CRM”), distance learning, financials, online databases, interactive communications and purchasing systems.

•	Web-Site Development and Maintenance — Web-site development involves the design and development of a customer’s web-site production. Working with customers and outside graphic designers and programmers, we design, create and maintain multi-media, interactive Web-sites for our customers, using the latest applications and development tools.

•	Content management — Digital Fusion provides the tools and processes required to help move responsibility for web content to business units within organizations.

•	Site Development — Intranet, Extranet, and Internet site development and maintenance requires knowledge of several different programming languages, including Sybase, Oracle, UNIX, Windows NT, C++, JAVA, HTML, Cold Fusion and customized database and applications programming.

•	Shrink-Wrapped Package Selection — when standard off-the-shelf packages will meet customers’ requirements, we help customers select and implement standard packaged offerings.

(d)	Sales Force Tune-Up

     Digital Fusion’s Sales Force Tune-Up offering helps companies maximize their opportunities to generate revenue and improve their sales and marketing efficiency. We provide focused consulting services that look at organizations’ overall sales & marketing business processes. We make sure we understand how the overall sales process is structured, make suggestions for improvement, and help the customer understand how best to apply technology to assist with process improvement. Typical services we provide for customers include:

•	Standardizing Sales Education — We help organizations standardize sales education across all sales organizations – making organizations’ salespeople more productive takes communicating service offerings to them, so they can communicate it to customers. We assist by creating web-enabled versions of customized sales training courses, so they start with the same message. We can also assist with effective instructional design.

•	Business and Marketing Analysis — Many times, people do not know the source of the bulk of their business. It is critical to understand what is driving business into their organization, so they can repeat that success. Capturing that knowledge takes changing marketing & sales processes. Our analysis helps them understand where business is coming from and where it can come from.

•	Component Solutions — Digital Fusion has a full-featured CRM product that generally meets 80% of the typical requirements for CRM. The license for the base product is free when a customer purchases our customization services. Customization typically involves integrating the CRM database with other business applications

     Each service line described above has a specific target market and customer size. Overall, we market our Business Application Development and IT consulting services to mid-sized businesses (including mid-size departments of larger enterprises) and public sector institutions. Our comprehensive suite of services enables our customers to capitalize on the wide variety of critical business and data communication opportunities made possible by the Internet and Internet-related technologies while maximizing their investment in their legacy systems when appropriate.

General Development of Business — Strategic Vision

     During 2001, our strategic vision was to focus on being an IT consulting services company. To determine our service lines, we evaluated both the market conditions, and our past successes to identify the service lines that were likely to increase in demand. We leveraged our CRM component solution and added business consulting to the mix to complete the offering.

     In order to further focus on the IT consulting services business, we decided to discontinue the internet access, web hosting and network services business units/divisions. These businesses required large capital commitments and a certain level of critical mass to be competitive.

General Development of Business — Acquisitions and Divestitures

     Since we decided to discontinue our network services and installation business unit, during July 2001, we sold this business unit to Spectrum Solutions, Inc. (“Spectrum Solutions”) for $350,000 and Spectrum Solutions assumed certain lease obligations of the Company related to this network services and installation business unit. We recorded a $188,000 gain related to this sale. This division was acquired on March 31, 1999 by purchasing Spectrum Information Systems, Inc. (“Spectrum”), for approximately 145,456 shares of common stock, subject to certain adjustments, in exchange for all of the issued and outstanding capital stock of Spectrum. The common stock was valued by the parties at $22.00 per share. Spectrum is a Huntsville, Alabama-based provider of network services. The combination was accounted for as a pooling of interests.

     Since we decided to discontinue our web hosting and non-dial-up internet access business unit, we sold this business unit to Veraciti, Inc during April 2001 for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up business. We recorded a $211,000 loss in connection with this sale.

     In conjunction with our strategic vision to focus more on IT consulting business line, on March 1, 2000 we acquired all of the outstanding stock of digital fusion, inc. (“Digital”) in exchange for 975,000 shares of unregistered common stock valued at $13.00 per share, a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. Digital is a Tampa, Florida-based provider of professional services. The value ascribed to the consideration of stock, equity instruments, debt and related costs was $19.1 million resulting in goodwill of $16.4 million. This was accounted for under the purchase accounting method.

     On June 30, 1999, we acquired Spencer Analysis, Inc. (“Spencer”), for approximately 260,005 shares of common stock, subject to certain adjustments. The common stock was valued at $23.08 per share. Spencer is a New York City-based computer consulting firm. The combination has been accounted for as a pooling of interests.

     During 1999, we purchased several Internet access businesses. These businesses were sold to Earthlink, Inc, a large internet service provider (ISP) during August 2000. We received $2.8 million cash in 2000 and recorded a $3.5 million loss related to this sale.

Sales and Marketing

     Our sales and marketing strategy is driven by our ability to offer solutions specific to each customers’ needs, then we cross-sell additional services to that customer when appropriate. In this way, we are able to increase awareness of our comprehensive Business and IT consulting services, and desktop support and integration. Our marketing efforts are primarily focused on mid-sized businesses and organizations for our strategic services, and large-sized organizations for our staffing, application development, and desktop support services. We utilize a direct sales model for marketing and selling our services. To a lesser extent, we obtain sales leads through our partner relationships.

     Our marketing efforts principally involve tradeshows, direct mailing, and telesales in areas within the geographic scope of our network. We believe that it is critical to increase the brand recognition of the name, “Digital Fusion” which will make it easier for our sales group to convert the customer interest to closed business.

     We also generate sales leads through referrals from customers, consultants, responses for requests for proposals, referrals from other Business and IT consulting service businesses, our web site and associated links and industry seminars and trade shows. We are focusing our marketing efforts on increasing our brand awareness and on those services (e.g. IT Consulting) that benefit from high-volume marketing approaches. We are also focusing on developing solution-focused service lines such as CRM. We use this service line to proactively drive business opportunities, then we offer our customers a wider range of solutions as our relationship with that customer expands.

     We currently employ nine full-time sales people. We have a team approach to proposal development that leverages the best skills of our salespeople and our technical professionals. This enables us to develop sales proposals meeting the specific needs and budgets of our prospective customers. We are developing internal business processes to continually refresh the sales & marketing employees’ understanding of our service offerings and service lines. In many cases, our salespeople specialize in a specific service offering instead of selling all services. This allows our salespeople to become more knowledgeable on the offerings they sell.

Customers

     Our customer base consists primarily of businesses and organizations with IT consulting, business application development and IT support and integration needs. We intend to expand our customer base in all of our business lines through internal growth to lessen our dependence on any one particular customer or group of customers.

     We are dependent on a limited number of customers for a substantial portion of our revenues. For the years ended December 31, 2001 and 2000, our largest customer, Aetna, accounted for approximately 18% and 20%, respectively, of our revenues. Revenues derived from our consulting contracts are generally non-recurring in nature; however, we have implemented a CRM system and business processes internally to better capitalize on repeat business with customers. Our contract with Aetna provides that we render services pursuant to purchase orders, each of which constitutes a separate contractual commitment by Aetna. Non-renewal or termination of our contract with Aetna or the failure by Aetna to issue additional purchase orders to us under the existing contract would have a material adverse effect on us. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base which may continue to account for a substantial portion of our revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect the Company’s Future Performance — Dependence on Key Customers; Non-Recurring Revenue.”

Competition

     The markets for our services are highly competitive, but are specific to each individual service line. With limited barriers to entry we believe the competitive landscape will continue to grow both from new entrants to the market as well as from existing players, such as CRM Software vendors, or ERP vendors expanding the breadth of their services into the mid-level market that we serve. In addition, we have been facing increased competition from ‘outsourced recruiting’ companies.

     We believe that competition in the Business Application Development/IT consulting services market is based upon the following factors:

•	Speed of response to customer request
•	Flexibility and willingness to adapt to customer needs
•	Responsiveness to customer demands
•	Number and availability of qualified engineers and programmers
•	Project management capability
•	Breadth of service offerings
•	Technical expertise
•	Size and reputation
•	Brand recognition and geographic presence
•	Price

     Traditional professional service firms (e.g. management consultants), traditional IT service providers and advertising firms, have created divisions within their organizations that focus on the business needs of their customers. Many of these service providers, however, do not provide the breadth of services needed to offer comprehensive, integrated business solutions and services. Management consulting firms focus on overall business strategies and the remodeling of business processes for use in an Internet environment. The more traditional IT service providers are focused on systems integration and the development and implementation of enterprise software applications. Advertising agencies and pure Web design shops have focused on the marketing and creative development of services, but typically lack technical capabilities depth and the ability to provide complete, integrated solutions.

     We compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, including (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial ISPs who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware and software and other technology companies; (v) Application Service Providers and (vi) major accounting firms. Many of our competitors expanded their service offerings last year and increased their focus on e-Business and IT professional services markets, thus increasing the number of organizations that were providing similar services to ours. This competition increased just prior to when the pure-play dotcom market collapsed. Companies heavily dependent on the dotcom market for their primary source of revenue downsized extensively. The downsizing of these entities will lessen competition for skilled technical resources, however, it does not have a material effect on our primary market, since our core competency is building business applications. We will remain focused on delivering better service than our competitors who also focus their services on business application development.

     As a result of continued competition, we also expect to encounter some pricing pressure, which in turn could result in significant reductions in the average selling price of our services. There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the number of customers, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that continuing consolidation in the business and IT professional services market could result in increased price and other competition in the industry. Increased price or other competition could make it difficult for us to gain additional customers and could have a material adverse effect on us. There can be no assurance that we will be able to compete successfully. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect the Company’s Future Performance — Competition.”

Employees

     As of December 31, 2001, we had 110 full-time employees including 3 executive officers, 88 billable employees, 9 persons dedicated to sales and marketing activities and 10 administrative personnel. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We believe that our employee relations are good. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect the Company’s Future Performance — Retaining Key Personnel.”

     To maximize the utilization of our resources and evaluate the skills and knowledge of certain prospective employees, we routinely hire temporary personnel to satisfy increased demand for personnel in connection with the commencement of new projects, we have also implemented an internal skills-tracking application and other support systems.

Geographic area

     The majority of our customers are from the United States with less than 1% derived elsewhere, and this is also representative of where our revenues are derived. All long-lived assets are located in the Eastern part of the United States.

Seasonality

     Our quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. Demand for the Company’s services has historically been lower during the fourth quarter as a result of holidays and vacations.

Item 2.	Description of Property

     We serve our customers through our corporate headquarters, located in Tampa Florida, and our regional offices located in New Jersey, New York, Florida and Alabama.

     At December 31, 2001, we did not own any real property and conducted our operations at the following leased premises:

		Approximate Square	Approximate
Location	Description of Facility	Footage	Annual Leased Cost	Lease Term

400 N. Ashley Drive Suite 2600 Tampa, FL 33602	Corporate headquarters, sales, administration, education	7,012	$112,000	12/01/00-05/31/02

1930 Route 70, Suite K-54 Cherry Hill, NJ 08003	Sales, customer support, and programming services	1,946	$28,000	9/22/01-8/31/03

3430 Sunset Ave. Suite 21 Ocean, NJ 07712	Sales, customer support, and programming services	1,200	$17,000	Month-to-Month

4970 Corporate Drive Suite 100A Huntsville, AL 35805	Sales, customer support, and programming services	3,256	$38,000	1/1/02-12/31/04

116 John Street Suite 620 New York, NY 10038	Sales, customer support, and programming services	2,212	$53,000	12/01/99-11/30/02

5778 S. Semoran Blvd. Orlando, FL 32822	Sales, customer support and programming services	4,566	$70,000	3/1/98-2/28/03

     We believe that all of our leased premises are in generally good condition, well maintained and adequate for our current operations.

Item 3.	Legal Proceedings

     On July 25, 2000, Personnel Staffing, Inc., Gregerson Management Services, Inc., Chynna, Inc., and Luke, Inc. (“PSI”) filed a complaint in the Circuit Court of Etowah County, Alabama and a counterclaim was filed by the Company in the Circuit Court of Etowah County, Alabama. During mediation on October 1, 2001, both the Company and PSI agreed to settle all claims asserted against the other. The effect on the Company’s financial position was the $25,000 insurance deductible, which is recorded as a liability at December 31, 2001.

     On July 24, 2001, Sunrise International Leasing Corp. filed a complaint for alleged defaults under several equipment lease agreements associated with a business unit that was sold. The Company returned the equipment that was in its possession and during mediation in January 2002, the Company agreed to settle all claims asserted for $100,000, which was recorded as a liability at December 31, 2001.

     On June 29, 2001, Focal Communication Corporation filed a complaint for alleged defaults under a communication service provider agreement associated with a business unit that was sold. During mediation in February 2002, the Company agreed to settle all claims asserted for $100,000, which was recorded as a liability at December 31, 2001.

     On October 9, 2001, Brandywine Realty Partners, L.P. filed a complaint for alleged default under a real estate lease agreement. During mediation, the Company agreed to settle all claims asserted for $120,000 payable over the term of the next four quarters. The Company has paid $30,000 and has recorded the remaining $90,000 as a liability at December 31, 2001.

     In addition, the Company is involved in certain legal actions arising from the cessation of certain business operations and in the ordinary course of business. The Company is defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters or these matters in the aggregate will have a material adverse effect on the Company’s business or its consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Stockholders of the Company was held on October 30, 2001. At the meeting, holders of 6,105,589 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The stockholders voted on three proposals at the Meeting, all of which were approved. The vote of the stockholders is set forth below:

1. Election of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

			Broker
	For	Against or withheld	Non-vote

Ahmad Al-Khaled	6,022,947	82,642	0
Roy E. Crippen, III	5,668,920	436,669	0
Bruce E. Fike	6,039,903	65,686	0
O.G. Greene	5,666,492	439,097	0
Nicholas R. Loglisci, Jr.	6,031,447	74,142	0

2. Approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

			Broker
For	Against	Abstain	Non-vote

5,421,974	676,065	7,550	0

3. Approve an amendment to the Restated Certificate of Incorporation to change the name of the Company to Digital Fusion, Inc.

			Broker
For	Against	Abstain	Non-vote

5,670,765	433,184	1,640	0

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the Boston Stock Exchange and Nasdaq SmallCap Market under the symbol “DIGF.” The following table indicates high and low sales quotations for the periods indicated.

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2001	High	Low

First Quarter	$1.81	$0.41
Second Quarter	$1.15	$0.35
Third Quarter	$0.85	$0.30
Fourth Quarter	$2.00	$0.26

2000	High	Low

First Quarter	$14.44	$8.50
Second Quarter	$10.75	$4.50
Third Quarter	$8.25	$2.00
Fourth Quarter	$2.50	$0.63

     On June 7, 2001, we were de-listed from the Nasdaq SmallCap Market primarily for our failure to file our 10-KSB annual report and 10-QSB in a timely manner. We appealed the de-listing and on November 15, 2001, the Nasdaq Listing and Hearing Review Council reversed an earlier decision by the Nasdaq Listing Qualifications Panel and we were relisted on the Nasdaq SmallCap Market under the symbol DIGF. Among its reasons for reversing the Panel, the Council cited our completion of required filings and a determination that the company’s internal controls were adequate.

     The number of holders of record of our common stock on January 15, 2002 was 119.

     There were no dividends or other distributions made by DFI during the fiscal year ended December 31, 2001 with respect to its common stock. DFI currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends to the holders of our common stock in the foreseeable future.

Sales of Unregistered Stock

     Sales of unregistered stock during the preceding three-year period (other than sales of unregistered stock issued during the fourth quarter 2001) have been previously reported on our Forms 10-KSB and 10-QSB and are incorporated into this 10-KSB by reference.

     As part of our 1999 acquisition of EZNet, Inc., on December 10, 2001 we issued 1,475 shares of common stock that had been held in reserve for EZNet, Inc., pursuant to the terms of the related acquisition agreement. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

     As part of our 1999 acquisition of Jaguar Systems, Inc., on December 10, 2001 we issued an aggregate of 6,660 shares of common stock that had been held in reserve for the former shareholders of Jaguar Systems, Inc., pursuant to the terms of the related agreement and plan of merger. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

     As part of our 1999 acquisition of ADViCOM division of Multitronics, Inc. on December 10, 2001 we issued 1,170 shares of common stock that had been held in reserve to Multitronics, Inc., pursuant to the terms of the related acquisition agreement. Because this issuance did not involve any public offering, it was exempt from registration under the Section 4(2) of the Act.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements appearing elsewhere herein.

OVERVIEW

     We are an information technology (“IT”) consulting company helping our customers use technology to access business information and enhance the performance of their human capital. We provide a broad range of business and IT consulting services, including IT support and integration; information technology consulting; business applications development and sales force tune-up. We provide our services to businesses, organizations and public sector institutions in the Eastern United States. Our revenues are derived principally from fees earned in connection with the performance of services provided to customers. We typically bill on a time and materials basis. The majority of our costs are associated with personnel, which varies with our revenue. Attracting and retaining billable personnel will be important for our Company going forward.

     During the past year, we have continued our strategic vision to be focused on being an IT consulting services company and concentrate on our profitable business units. To accomplish this, we stream-lined the costs of our continuing business units, closed unprofitable offices and sold or shut down business units that did not fit our strategic vision of being an IT consulting services company.

     In March 2000, we purchased Digital, an e-business professional services company to complement our existing web development, desktop support and integration groups. In 2001, we began developing our sales force tune-up business line, which helps companies maximize their opportunities to improve their sales and marketing efficiency.

     We stream-lined our continuing business units by eliminating expenses that were not essential to our IT consulting services focus, moving the headquarters from New Jersey to Florida which resulted in reducing corporate overhead and eliminating corporate redundancies and restructuring our Company in late 2000 and April 2001 to reduce our work force. During 2001, we also moved our two New Jersey offices to smaller facilities and reduced the monthly fixed costs for those offices.

     We closed office locations in Minneapolis, Minnesota; Detroit, Michigan and Sterling, Virginia due to the offices not being profitable and our limited financial resources. We focused our efforts on those offices that were or could quickly become profitable. We currently have an office location in Alabama, two in Florida, two in New Jersey, one in New York City, and we intend to lease a small office space in Washington DC. We currently do not anticipate closing any additional office locations. As we penetrate these market locations in order to grow in the future, we will evaluate the need to open additional offices, but keep the same philosophy of small office size and minimal monthly fixed costs.

     During the fourth quarter of 2001, we recorded an impairment of goodwill associated with prior years acquisitions of $6.5 million. The $4.5 million value of remaining goodwill on our balance sheet as of December 31, 2001 was determined by the projected discounted cash flow method. Beginning first quarter 2002, we will adopt SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under these new standards, goodwill will be subject to a periodic impairment test of fair value and will no longer be amortized over its useful life. We do not expect to make any goodwill adjustments during 2002.

     In order to focus on our strategic vision of being an IT consulting services business, we sold our dial-up internet access division to Earthlink, Inc. in August 2000, our web hosting and non-dial-up internet access business to Veraciti, Inc. in April 2001 and our network services and installation business unit to Spectrum Solutions, Inc. in July 2001. During the fourth quarter of 2001, we also closed our education division, which sold mainly Sybase related training classes.

     As a result of significant restructuring, closing of unprofitable offices and selling certain business divisions during 2000 and the first half of fiscal year 2001, the Company accumulated unpaid liabilities not associated with current operations in excess of $4.5 million (“Legacy Liabilities”). These creditor liabilities include terminated equipment leases, property leases and telecommunication contracts as well as certain professional fees. Through productive negotiations with the majority of the creditors, $4.1 million of these liabilities have been settled and paid or settled and reasonable payment terms agreed to through February 2002. At December 31, 2001, $2.4 million of Legacy Liabilities were fully accrued for. Subsequent to December 31, 2001, approximately $1.8 million has been settled for 250,000 warrants at an exercise price of $1.00 and $456,000 of cash with payments throughout 2002. The remaining $0.4 million of unsettled Legacy Liabilities are under negotiation. The total negotiated payments owed during 2002 based upon agreed payment terms (including the Legacy Liabilities settled through February 2002) is $636,000.

     We believe we have taken the steps necessary to become cash flow positive from our continuing operations and have become slightly cash flow positive during the last half of 2001. We received an unqualified audit opinion for our year ended December 31, 2001 due to our successful efforts to restructure our Legacy Liabilities (including the $1.8 million that has been settled subsequent to yearend) and our efforts to streamline our monthly fixed costs.

     Going forward, our ability to grow substantially may be dependent upon obtaining cash flow from external sources. We are currently evaluating our alternatives to receive an infusion of up to $750,000 of liquidity, which may include raising equity, obtaining a line of credit secured by receivables or a combination of both of which the availability cannot be predicted.

Results of Operations

Revenues.

     Revenues decreased by $6,678,000, or 29%, from $23,363,000 for the year ended December 31, 2000, to $16,685,000 for the year ended December 31, 2001. This decrease is due to reduced revenue as a result of the sale of non-IT business units, closing unprofitable offices and reduced revenues of $1.4 million from our desktop support group, which did not have the summer special projects that occurred in 2000. This decrease is offset by an increase in revenues of approximately $1.1 million during the year ended 2001 compared to 2000 due to the March 2000 acquisition of Digital. Because the Digital acquisition took place in March 2000, the 2000 revenues did not include Digital revenue for January and February 2000. Revenue from our largest professional service customer was responsible for 18% of our revenue in 2001 as compared to 20% in 2000.

Cost of Services.

     Cost of services for Consulting Services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and equipment costs for Web-site hosting and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $5,117,000, or 29%, from $17,671,000 for 2000 to $12,554,000 for 2001. This 29% decrease in cost of services is mainly due to the 29% decrease in revenues as discussed above.

Gross Profit.

     Our gross profit was $5,692,000 or 24% of revenues in 2000 and $4,131,000 or 25% of revenues in 2001. The slight increase in gross profit as a percentage of sales was primarily due to better utilization of our billable personnel due to the restructuring that occurred in late 2000 and April 2001.

Selling, General and Administrative.

     Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, accounting, finance, administrative and sales and marketing as well as professional fees and other costs associated with being a public company and the administration of the Company. Selling, general and administrative expenses decreased by $6,813,000, or 55%, from $12,445,000 in 2000 to $5,632,000 for 2001. This decrease was primarily due to the significant reduction in our administrative staff in conjunction with our fourth quarter 2000 restructuring, the administrative headquarters move from New Jersey to Florida during January 2001 and the April 2001 restructuring which included closing unprofitable offices and a reduction in workforce.

Amortization of Intangible Assets.

     Amortization of intangible assets increased by $616,000, from $3,160,000 for 2000 to $3,776,000 for 2001. This increase is primarily attributable to the Digital acquisition and the fact that the acquisition occurred on March 1, 2000, therefore the 2000 amount only has ten months of amortization related to the Digital acquisition as compared to twelve months included in 2001. During 2002, we will not incur any amortization of intangible assets as a result of a new pronouncement, SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this new standard, goodwill will no longer be amortized over its useful life.

Impairment of Goodwill.

     During the fourth quarter of 2001, we recorded an impairment of goodwill charge of $6.5 million associated with prior years acquisitions. The value of the remaining $4.5 million of goodwill on our balance sheet as of December 31, 2001 was determined by the projected discounted cash flow method. We do not expect to make any goodwill adjustments during fiscal year 2002.

Non-Cash Compensation Expenses.

     Non-cash compensation expense decreased from $244,000 in 2000 to $-0- in 2001. This decrease was due to the release of shares of common stock related to the 1998 acquisition of Entelechy, Inc. Since the condition of continued employment for the release of such shares was waived, we recognized a remaining non-cash compensation charge of $214,000 in the Quarter ended March 31, 2000. Non-cash compensation expense is expected to be $-0- during 2002.

Severance and Restructuring.

     During the first quarter of 2000, we reduced our work force by 19 employees and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business in Huntsville, Alabama and recognized a charge of $298,000, which is comprised of the exit costs of this business and impairment losses on the value of related assets.

     During the fourth quarter 2000, we recorded a $1,895,000 expense related to reduction in work force and closing certain non-essential offices. This expense was comprised of $1,328,000 related to leases and various expenses related to office closings, $230,000 related to write-downs on equipment, $143,000 related to write-off of goodwill and customer lists and $194,000 related to severance, benefits and entitlements from downsizing and moving the administrative headquarters to Tampa, Florida from Cedar Knolls, New Jersey. This move was done to consolidate the administrative offices with its operational office and eliminate corporate redundancies and reduce corporate overhead.

     During April 2001, we took additional cost reduction and restructuring steps to become profitable. We closed our Detroit facility and reduced our sales and general and administrative management headcount by 21 employees. As a result, we recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $456,000 relating to the closing of the office, and $62,000 relating to severance, benefits and entitlements.

Merger Related Expenses.

     During 2000 the Company incurred charges of $750,000 in connection with the termination of the Agreement and Plan of Reorganization with Infonautics, Inc. and First Venue Ventures, Inc., which the Company entered into on July 30, 2000. In November 2000, the Reorganization Agreement with Infonautics and First Avenue Ventures was terminated by all parties. There was no such expense incurred during 2001.

Interest Expense.

     Interest expense consists primarily of interest payments and accruals on indebtedness in connection with the Digital acquisition. Interest expense was $296,000 and $87,000, respectively for the years ended 2000 and 2001. The decrease in interest expense for 2001 compared to 2000 is largely due to the Digital line of credit, which was paid in full during 2000.

Interest Income.

     Interest income decreased from $184,000 in 2000 to $16,000 in 2001 due to a decrease in our cash position in 2001 relative to 2000.

Loss on Disposal of Assets.

     During April 2001, the Company sold its web hosting and non-dial-up internet access business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up internet access business and subleased 4,000 square feet of the Cedar Knolls office space through lease termination. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a former member of the DFI Board of Directors.

     During July 2001, the Company sold its network services and installation business unit to Spectrum Solutions, Inc. (Spectrum) for $350,000 and Spectrum assumed certain lease obligations of the Company related to this network services and installation business unit. The Company recorded a $188,000 gain related to this sale.

     No such gain or loss was recorded during 2000.

Income Tax Benefit.

     We recognized an income tax benefit of $365,000 for the year ended 2001 and an income tax expense of $365,000 for the year ended associated with the extraordinary gain on forgiveness of debt (this tax expense is recorded net of the extraordinary gain on forgiveness of debt). We have not recognized an income tax benefit for our additional operating losses generated during the years ended 2001 and 2000 based upon uncertainties concerning our ability to generate taxable income in future periods. The additional tax benefit for the years ended 2001 and 2000 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Discontinued Operations and Loss on Disposal of Discontinued Operations.

     During 2000, the Company sold its dial-up internet access business to Earthlink for $2.8 million. We initially received $2.9 million for the sale during the third quarter of 2000, which was reduced by $100,000 during the fourth quarter of 2000 based upon certain criteria of customers converted. During 2000, we recorded a loss on disposal of discontinued operations of $3,474,000 related primarily to the write-off of goodwill, certain equipment leases, and severance costs related to the discontinuance of this business. The results from this business unit were recorded in discontinued operations until it was sold.

During the year ended 2000, we recorded a loss from discontinued operations related to this business unit of $798,000.

Extraordinary Gains on Forgiveness of Debt, Net of Taxes.

     In conjunction with the settlements of our Legacy Liabilities as described above in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded gains on forgiveness of debt of $977,000 ($612,000 net of taxes). During January and February 2002, a total of $1.8 million of Legacy Liabilities were settled resulting in gains on forgiveness of debt of $1,229,000 ($766,000 net of taxes).

Liquidity and Capital Resources.

     The net cash used in operating activities decreased from $6,837,000 in 2000 compared to $513,000 in 2001. This decrease is mainly due to the decrease in net loss from 2000 to 2001. During 2001, we had collections of accounts receivable from our divisions sold (especially the network and installation group) which we used to pay off our Legacy Liabilities. During 2002, we will continue to focus our efforts to collect our accounts receivable quickly. As of December 31, 2001, we have $180,000 of payments required to be paid during 2002 as part of the settlement of certain Legacy Liabilities. In January 2002, $1.8 million of Legacy Liabilities was settled for $456,000 in cash with the payments spread throughout 2002 and 250,000 warrants, which were issued during January 2002. The total owed for Legacy Liabilities payments is $636,000 payable throughout 2002.

     Net cash provided by investing activities was $0.5 million in 2001. This was from the sale of two business units (non-dial up internet access and web hosting division and network services and installation business unit). Net cash provided by investing activities was $2.3 million in 2000 of which $2.8 million was received from the sale of our dial-up internet access businesses, which was offset by $0.6 million of capital expenditures. We do not anticipate having significant equipment purchases during 2002, however to support substantial growth we will need to make certain equipment investments.

     Financing activities used $216,000 of cash during 2001 to pay down the PowerCerv Note related to the Digital acquisition (see Footnote 8 in the Notes to Consolidated Financial Statements section). Financing activities provided cash and cash equivalents of $3.2 million in 2000. In 2000, the net proceeds from our 2000 Private Placement totaled $7.0 million. This was offset by $3.7 million spent to repay debt obligations. During 2002, we expect to pay $233,000 related to the PowerCerv Note. Going forward, our ability to grow substantially may be dependent upon obtaining cash flow from external sources. We are currently evaluating our alternatives to receive an infusion of up to $750,000 of liquidity, which includes raising equity, obtaining a line of credit secured by receivables or a combination of both, the availability of which can not be predicted.

     Our working capital at December 31, 2001 is $-0-. This includes $0.4 million of Legacy Liabilities accruals that we are disputing. During the last three quarters of 2001, we were cash flow positive from current operations. To accomplish this, we stream-lined our continuing business units, closed unprofitable offices and sold or shut down business units that did not fit our new strategic vision of being an IT consulting services company. With these actions, we believe we have taken the steps necessary to become cash flow positive from our continuing operations. We have funded our payments of Legacy Liabilities through the sale of two business units, which generated $550,000 and collections of accounts receivable related to our network and installation group that was sold. We will continue to focus on consistent collections of accounts receivable, restructuring our Legacy Liabilities and continued improvements in the operational performance of our ongoing business lines. We believe that if we meet our Company plan, we will be able to have sufficient cash and cash flows from operations to meet our funding requirements over the next year. If we have potential short falls in execution of our Company plan, want to expand our operations, and/or do not receive our customer payments in a timely manner, we may require an infusion of working capital, the availability of which can not be predicted.

Fluctuations in Operating Results.

     Our operating results may fluctuate significantly from period to period as a result of the length of our sales cycle, as well as from customer budgeting cycles, the introduction of new products and services by competitors, the timing of expenditures, pricing changes in the industry, technical difficulties, and general economic conditions. Our business is generally subject to making expenditures and using significant resources prior to receipt of corresponding revenues. Our operating results can also fluctuate based upon the number of billable days in a quarter and the fourth quarter is typically lower due to vacations taken during the holidays. Our business is somewhat dependent upon the economy. Certain customers (including our largest customer) have put projects on hold due to the slow down in the economy and may potentially terminate their contracts, which could have a material impact on our Company.

Inflation.

     Inflation has not had a significant impact on our results of operations.

Recent Events.

     During January 2002, the Company reached settlement agreements on certain equipment leases. The total accrued for these leases at December 31, 2001 is $1,752,000. The Company will pay $456,000 in cash with the payments spread throughout 2002 and will issue 250,000 warrants with an exercise price of $1.00 during January 2002. This will result in a forgiveness of debt of $1,229,000 ($766,000 net of taxes) and additional equity related to the warrants of $67,000.

Certain Factors Which May Affect the Company’s Future Performance

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

Prior Operating Losses; Lack of Profitability; Future Operating Results.

     We have recently experienced significant losses in our operations. We may continue to incur losses for the foreseeable future. For the year ended December 31, 2001 our loss from continuing operations was $12.0 million. Our expenses may increase as we seek to grow our business and as our business expands. Even if we become profitable, we may be unable to sustain our profitability. We may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to operate our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Dependence on Key Customer; Non-Recurring Revenue.

     For the year ended December 31, 2001, our largest customer, Aetna accounted for approximately 18% of our revenues. In December 1998, we entered into a contractual agreement with Aetna to provide certain IT services. This contractual agreement expired in December 2001 and we entered into a new contractual agreement to provide certain IT consulting services to Aetna until December 31, 2002. Non-renewal or termination of our contract with Aetna would have a material adverse effect on us. A large portion of our revenues derived from our consulting is generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from Aetna or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we generally will be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses in the event of “fixed-price” contracts.

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

Emerging and Evolving Markets.

     The markets for some of our services are changing rapidly and evolving, and therefore the ultimate level of demand for our services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development and IT consulting services could materially adversely affect our business and prospects.

     Our success is dependent on our ability to continually attract and retain new customers as well as to replace customers who have not renewed their contracts. Achieving significant market acceptance will require substantial efforts and expenditures on our part to create awareness of our services.

Limited Marketing, Service and Support Capabilities.

     To effectively market and sell our services, we will need to expand our customer service and support capabilities to satisfy increasingly sophisticated customer requirements. We currently have limited marketing experience and limited marketing, service, customer support and other resources, which may not be adequate to meet customer needs.

Competition.

     Competition for the Internet and IT consulting services that we provide is significant, and we expect that competition will continue to intensify due to the low barriers to entry. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against such competitors, our business will be adversely affected. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than we have.

     Our competitors include national, regional and local IT consulting service providers, software development firms and major accounting and consulting firms such as Accenture, Answerthink, Keane, Kforce, MPS Group, Razorfish, Sapient, Scient and Viant.

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

     New competitors, including large computer hardware, software, professional services and other technology and telecommunications companies, may enter our markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. We may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from consulting services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

Rapid Technological Change.

     The market for Internet and IT professional services has only recently begun to develop and is rapidly evolving. Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet customers’ needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, our business will be materially and adversely affected.

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

     The security services that we offer in connection with customers’ use of the networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of these problems may result in claims against us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

Identifying Suitable Acquisition Candidate and New Acquisition Integration.

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

Unsuccessful Acquisitions.

     We may acquire and integrate complementary businesses, products, services or technologies, but we have limited experience in these activities. If we seek to make investments or acquisitions, it will be subject to the following risks:

•	The difficulty of assimilating the operations and personnel of acquired companies.
•	The potential disruption of our business.
•	The inability of our management to maximize our financial and strategic position by the incorporation of an acquired technology or business into our service offerings.
•	The difficulty of maintaining uniform standards, controls, procedures and policies.
•	The potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management.

     We cannot assure you that any completed acquisition will enhance our business. If we proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the acquisitions. If we were to consummate one or more acquisitions in which the consideration consisted of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. Acquisitions are required to be accounted for under the purchase method, which could result in significant goodwill charges. In addition, an inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets.

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

     As of December 31, 2001, the Company had 110 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer support technician positions. Competition for qualified employees, particularly engineers, programmers and technicians, is intense. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

Need for Capital.

     Our future capital uses and requirements will depend on numerous factors, including:

•	The extent to which our solutions and services gain market acceptance.
•	The level of revenues from our present and future solutions and services.
•	The expansion of operations.
•	The costs and timing of product and service developments and sales and marketing activities.
•	Costs related to acquisitions of technology or businesses.
•	Competitive developments; and
•	Costs related to downsizing and discontinuation or sale of business units.

     In order to continue to increase sales and marketing efforts, continue to expand and enhance the solutions and services we are able to offer to present and future customers and fund potential acquisitions, we may require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurances that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in May 1998 and loan facilities.

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

Fluctuation in Quarterly Operating Results May Negatively Impact Our Stock Price.

     Our revenues and operating results vary significantly from quarter-to-quarter due to a number of factors, not all of which are in our control. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the market price of our common stock may fall.

     Factors that could cause quarterly results to fluctuate include:

•	Change in customer demand for products and services.
•	Timing of the expansion of operations.
•	Seasonality in revenues, principally during the summer and year-end holidays.
•	The mix of products and services revenues from our operating divisions.
•	Changes in pricing by competitors or us.
•	Introduction of new products or services by competitors or us.
•	Costs related to acquisitions of technology or businesses.
•	Recession or slow-down in economy.
•	Termination of customer contracts.

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

Limited Intellectual Property Protection.

     We rely on a combination of copyright and trademark laws, trade secrets laws and license and nondisclosure agreements to protect our proprietary information, particularly the computer software applications that we have developed. We currently have no registered copyrights or patents or patent applications pending. It may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization. The majority of our current contracts with our customers contain provisions granting to the customer intellectual property rights to certain of our work product, including the customized programming that we create for such customer. We anticipate that contracts with future customers will contain similar provisions. Other existing agreements to which we are a party are, and future agreements may be, silent as to the ownership of such rights. To the extent that the ownership of such intellectual property rights is expressly granted to a customer or is ambiguous, our ability to reuse or resell such rights will or may be limited.

     Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting relationship with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

Potential Liability to Customers.

     Our services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of our customers’ businesses. Our failure or inability to meet a customer’s expectations in the performance of our services could harm our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although we have implemented policies to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. We attempt to limit contractually our damages arising from negligent acts, errors, mistakes or omissions in rendering services and, although we maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would adversely affect us.

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

Future Sales of Common Stock By Existing Stockholders.

     The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of common stock in the market or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

     We have granted options to purchase 862,650 shares under our 1998, 1999 and 2000 Stock Option Plans. We have granted 980,000 of nonqualified stock options. These were granted to certain management to retain key personnel during our restructuring and refocusing of the Company’s strategic vision to be focused on being an IT consulting services firm and sell or shut down unprofitable units. If the holders of these options were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of our common stock.

     In addition, the Company has agreed to issue warrants to purchase up to 666,510 shares in connection with the consulting agreements, private placement financings, the conversion of the 1999 Debentures and other agreements. If and when these shares are issued by the Company and sold by the various holders, sale of these shares could have an adverse effect on the market price of our common stock.

Common Stock Volatility.

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related consulting companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the offering price.

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

     Financial Statements are attached hereto at page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 27, 2001, we notified BDO Seidman LLP (“BDO”) they would no longer be engaged as our auditors and appointed Pender Newkirk & Company, a local Tampa firm, as our independent auditor for the remainder of 2001. Our change of auditors was approved by our audit committee and board of directors. BDO’s report on financial statements of DFI for the past two years contained no adverse opinion, disclaimer of opinion, nor was qualified or modified as to audit scope or accounting principles. BDO’s report on the Company’s financial statements was unqualified with an explanatory paragraph for a going concern due to the fact that DFI incurred significant losses for the years ended December 31, 2000 and 1999 and our ability to continue as a going concern is contingent upon our ability to raise additional funds and restructure our liabilities. During the past two fiscal years and the subsequent interim period preceding the notice, there were no disagreements between DFI and BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make a reference to the subject matter thereof in connection with our report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The response to this item will be contained in our Proxy Statement for our 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”) under the captions “proposal 1-Election of Directors,” “Executive Officers of the Company,” “Promoters and Control Persons” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference.

Item 10.	Executive Compensation

     The response to this item will be contained in 2002 Proxy Statement under the caption “Executive Compensation” and is incorporated by reference.

Item 11.	Security Ownership Of Certain Beneficial Owners And Management

     The response to this item will be contained in 2002 Proxy Statement under the caption “Executive Compensation” and is incorporated by reference.

Item 12.	Certain Relationships and Related Transactions

     The response to this item will be contained in 2002 Proxy Statement under the caption “Certain Transactions And Related Transactions” and is incorporated by reference.

Item 13.	Exhibits List and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form SB-2, File No. 333-47741 filed on April 23, 1998 (the “Registration Statement”)).
*3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).
*3.3	Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Report on 8-K, filed November 8, 2001).
4.1	See Exhibit numbers 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Restated, By-Laws of the Company, as amended, defining the rights of the holders of common stock.
*4.2	Specimen form of certificate evidencing the shares of common stock of the Company (filed as Exhibit 4.1 to our Registration Statement).
*10.1	Form of Registration Rights Agreement, dated as of May 6, 1997, between the Company and the holders of certain shares of common stock (filed as Exhibit 10.2 to our Registration Statement).
*10.2	Form of Warrant to Purchase Shares of Stock, dated as of October 31, 1997 (filed as Exhibit 10.4 to our Registration Statement).

Exhibit No.	Description

*10.3	Employment Agreement, dated as of May 3, 1999, by and between DFI and Nicholas R. Loglisci, Jr. (filed as Exhibit 10.1 to our Quarterly Report on form 10-QSB for the quarter ended June 30, 1999). +
*10.4	Employment Agreement, dated as of May 3, 1999, by and between DFI and Frank R. Altieri, Jr. (filed as Exhibit 10.3 to our Quarterly Report on form 10-QSB for the quarter ended June 30, 1999).+
*10.5	Employment Agreement, dated as of May 3, 1999, by and between DFI and Jeffrey E. Brenner (filed as Exhibit 10.4 to our Quarterly Report on form 10-QSB for the quarter ended June 30, 1999).+
*10.6	Employment Agreement, dated as of May 7, 1999, by and between DFI and Howard Johnson (filed as Exhibit 10.6 to our Annual Report on form 10-KSB for the fiscal year ended December 31, 1999).+
*10.7	Stock Purchase Agreement, dated as of January 31, 1998, between the Company and Entelechy, Inc. and the stockholders of Entelechy, Inc. named therein (filed as Exhibit 10.12 to our Registration Statement).
*10.8	Membership Interest Purchase Agreement, dated September 24, 1998, by and among the Company and Peter Bowman, Lawrence Rafkin, Robert Gillespie, Steven Rotella, Steven Swartz, Joseph Calabro, Febe Dwyer, Barbara Glass-Seran, Clifford Seran, Stanley Lerner, Annette Monti, Christina Monti, Jack Monti, Rogelio Valencia, Linda Valencia and Phyllis Wood (filed as Exhibit 2.1 to our Report on Form 8-K, filed on October 9, 1998).
*10.9	Membership Interest Acquisition Agreement dated December 10, 1998, by and among the Company, Carl Broadbent, Keith Lowy, Stephen Lowy and Halo Network Management, LLC (filed as Exhibit 2.1 to our Report on Form 8-K, filed on December 22, 1998).
*10.10	Digital Fusion, Inc. 1998 Stock Option Plan (filed as Exhibit 10.14 to our Registration Statement).+
*10.11	Digital Fusion, Inc. 1999 Stock Option Plan (filed as part of our Proxy Statement for the Annual Meeting of Stockholders held on June 4, 1999).+
*10.12	Second Lease Modification Agreement, dated as of March 3, 1998, by and among the Company and EI Realty, 2 Ridgedale Avenue, Inc. and Hanover Park for Industry, in connection with our premises in Cedar Knolls, New Jersey (filed as Exhibit 10.17 to our Registration Statement).
*10.13	Letter Agreement, dated as of October 21, 1997, between the Company and EI Realty in connection with our premises in Cedar Knolls, New Jersey (filed as Exhibit 10.18 to our Registration Statement).
*10.14	Lease Agreement, dated as of May 1, 1997, by and between the Company and Iron Investment Corp. and Hanover Park for Industry, in connection with our premises in Cedar Knolls, New Jersey (filed as Exhibit 10.19 to our Registration Statement).
*10.15	Network Services Contract, dated as of December 27, 1996, between the Company and the Catholic Healthcare Network (filed as Exhibit 10.20 to our Registration Statement).
*10.16	Professional Service Agreement Consulting, dated as of October 23, 1997, between Aetna Life Insurance Company and the Company (filed as Exhibit 10.21 to our Registration Statement).
*10.17	Lease Agreement, dated as of January 31, 1998, between the Company and R&G International, in connection with our premises in Huntsville, Alabama (filed as Exhibit 10.22 to our Registration Statement).
*10.18	Loan Agreement, dated October 30, 1998, by and between the Company and First Union National Bank (filed as Exhibit 10.18 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).
*10.19	Digital Fusion, Inc. Deferred Compensation Plan, effective May 1, 1999 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999). +
*10.20	Amendment 1 to Digital Fusion, Inc. Deferred Compensation Plan, effective August 1, 1999 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999). +
*10.21	Exchange Agreement, dated as of March 31, 1999, by and among DFI, Dan E. Spencer, Raymond Deep, Michael Bayless, Michael Ivy, Billy Lenox and Spectrum Information Services, Inc. (filed as Exhibit 2.1 to our Report on Form 8-K filed on April 15, 1999).
*10.22	Agreement and Plan of Merger dated as of June 30, 1999, among Arnold Schron, Spencer Analysis, Inc., DFI and SAI Acquisition Corp. (filed as Exhibit 2.1 to our Report on Form 8-K, filed on July 15, 1999).

Exhibit No.	Description

*10.23	Agreement and Plan of Merger dated as of February 10, 2000, among Sean D. Mann, Roy E. Crippen III, Michael E. Mandt, Ali A. Husain, Robert E. Siegmann, digital infusion, inc., DFI, and Digital Fusion Acquisition Corp. (filed as Exhibit 2.1 to our Report on 8-K, filed March 24, 2000).
*10.24	Employment Agreement dated as of March 1, 2000 by and between DFI and Roy E. Crippen, III (filed as Exhibit 10.24 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).+
*10.25	Employment Agreement dated as of March 1, 2000 by and between DFI and Sean D. Mann (filed as Exhibit 10.25 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).+
*10.26	Digital Fusion, Inc. 2000 Stock Option Plan (filed as part of our Proxy Statement for the Annual Meeting of Stockholders held June 9, 2000).
*10.27	Schedule 6 to Professional Service Agreement No. 6346, dated as of December 15, 2000, between Aetna Life Insurance Company and the Company which extended the term of services of the initial Agreement dated October 23, 1997(filed as Exhibit 10.27 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).
**10.28	Amendment No. 1 to Professional Service Agreement No. 6346, dated as of December 22, 2001, between Aetna Life Insurance Company and the Company which amended the initial Agreement dated October 23, 1997.
**10.29	Employment Termination Agreement, dated July 1, 2001, between the Company and Nicholas R. Loglisci, Jr.
*16.1	Letter from BDO Seidman, LLP, our prior auditor, dated as of October 5, 2001 responding to the Company’s 8-K filed on September 28, 2001 regarding the change of the Company’s auditors (filed as Exhibit 16.1 to our Report on Form 8-K, filed on October 22, 2001).
**21.1	Subsidiaries of the Company.
**23.1	Consent of BDO Seidman, LLP
**23.2	Consent of Pender Newkirk and Company
**24.1	Power of Attorney (appears on signature page)

*	Incorporated by reference.
**	Filed herewith.
+	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

     On October 22, 2001, the Company filed an 8-K/A which included BDO Seidman, LLP’s (BDO) response to the Company’s 8-K filed on September 28, 2001 regarding the change of the Company’s auditors to Pender Newkirk & Company from BDO.

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

DIGITAL FUSION, INC.

Dated: February 28, 2002	By:	/s/ Roy E. Crippen, III

Roy E. Crippen, III

Chief Executive Officer

(Principal Executive Officer)

     KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Roy E. Crippen, III and Karen L. Surplus his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2002.

Signature	Title(s)

/s/Roy E. Crippen III Roy E. Crippen III	Chief Executive Officer, President and Director

/s/ Karen L. Surplus Karen L. Surplus	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Nicholas R. Loglisci, Jr. Nicholas R. Loglisci, Jr.	Chairman of the Board of Directors

/s/ Ahmad Al-Khaled Ahmad Al-Khaled	Director

/s/ Bruce E. Fike Bruce E. Fike	Director

/s/ O.G. Greene O.G. Greene	Director

FINANCIAL STATEMENTS AND EXHIBITS

The following are the consolidated financial statements and exhibits of Digital Fusion, Inc. and Subsidiaries, which are filed as part of this report.

-F1-

Independent Auditors’ Report

Board of Directors
Digital Fusion, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Digital Fusion, Inc. and Subsidiaries (formerly IBS Interactive, Inc.) as of December 31, 2001 and related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of Digital Fusion, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Fusion, Inc. and Subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 25, 2002, except for the third paragraph of Note 12(c) and Note 19 for which the date is February 28, 2002

-F2-

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board Of Directors and Stockholders
Digital Fusion, Inc.
Tampa, Florida

     We have audited the accompanying consolidated balance sheet of Digital Fusion, Inc. (formerly IBS Interactive Inc.) and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Fusion, Inc. and Subsidiaries and the results of their operations and their cash flows for the year then ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses for the year ended December 31, 2000 and its ability to continue as a going concern is contingent upon its ability to raise additional funds and restructure its liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP
Woodbridge, New Jersey
May 30, 2001, except for Note 10(e) for which the date is June 15, 2001

-F3-

DIGITAL FUSION, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$1,350,000	$1,557,000
Accounts receivable (net of allowance for doubtful accounts of $340,000 in 2001 and $1,000,000 in 2000)	1,963,000	3,802,000
Prepaid income taxes	—	86,000
Prepaid expenses and other current assets	20,000	185,000

Total current assets	3,333,000	5,630,000
Property and equipment, net	495,000	1,424,000
Intangible assets, net	4,547,000	14,819,000
Other assets	74,000	136,000

Total Assets	$8,449,000	$22,009,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$233,000	$210,000
Accounts payable	264,000	622,000
Deferred revenue	132,000	213,000
Accrued salaries and related expenses	500,000	420,000
Accrued professional fees	287,000	857,000
Accrued liabilities on sale of discontinued operations	437,000	1,769,000
Accrued severance and restructuring expenses	883,000	1,375,000
Customer deposits	—	333,000
Other current liabilities	630,000	608,000

Total current liabilities	3,366,000	6,407,000
Acquisition liabilities	71,000	945,000
Accrued liabilities on sale of discontinued operations-long term	1,103,000	—
Accrued severance and restructuring expenses-long term	187,000	—
Long-term debt, less current maturities	709,000	1,083,000
Pension obligation	124,000	148,000

Total liabilities	5,560,000	8,583,000

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred Stock — $.01 par value; authorized
1,000,000 shares, no shares issued and outstanding	—	—
Common Stock — $.01 par value; authorized 16,000,000 shares, issued and outstanding 7,163,936 - 2001 and 6,787,129 shares - 2000	72,000	68,000
Additional paid in capital	39,754,000	38,883,000
Accumulated deficit	(36,937,000)	(25,525,000)

Total Stockholders’ Equity	2,889,000	13,426,000

Total Liabilities and Stockholders’ Equity	$8,449,000	$22,009,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

-F4-

DIGITAL FUSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Revenues	$16,685,000	$23,363,000
Cost of services	12,554,000	17,671,000

Gross profit	4,131,000	5,692,000

Operating expenses:
Selling, general and administrative	5,632,000	12,445,000
Amortization of intangible assets	3,776,000	3,160,000
Impairment of goodwill	6,500,000	—
Non-cash compensation expenses	—	244,000
Severance and restructuring	518,000	2,760,000
Merger related expenses	—	750,000

Total operating expenses	16,426.000	19,359,000

Operating loss	(12,295,000)	(13,667,000)

Other income (expense):
Interest expense	(87,000)	(296,000)
Interest income	16,000	184,000
Loss on disposal of assets, net	(23,000)	—
Other income (expense), net	—	(11,000)

Total other income (expense)	(94,000)	(123,000)

Loss before income taxes	(12,389,000)	(13,790,000)
Income tax benefit	365,000	—

Loss from continuing operations and before extraordinary item	(12,024,000)	(13,790,000)

Discontinued operations:
Loss from discontinued operations	—	(798,000)
Loss on disposal of discontinued operations	—	(3,474,000)

Loss before extraordinary item	(12,024,000)	(18,062,000)
Extraordinary gain on forgiveness of debt, net of taxes	612,000	—

Net loss	$(11,412,000)	$(18,062,000)

Loss per share from continuing operations:
Basic and diluted	$(1.73)	$(2.16)
Loss per share from discontinued operations:
Basic and diluted	—	(0.67)
Income per share from extraordinary gain on forgiveness of debt, net:
Basic and diluted	0.09	—

Loss per share:
Basic and diluted	$(1.64)	$(2.83)

Weighted average common stock outstanding basic and diluted	6,965,000	6,375,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

-F5-

DIGITAL FUSION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

	Common stock
			Additional Paid-	Accumulated	Stockholders'
	No. of shares	Amount	in Capital	Deficit	Equity

Balance, January 1, 2000	5,020,532	$50,000	$18,185,000	$(7,463,000)	$10,772,000
Shares issued in connection with acquisition	925,000	9,000	12,749,000	—	12,758,000
Shares issued in connection with private placement	684,545	7,000	6,944,000	—	6,951,000
Additional shares issued in connection with acquisitions	124,352	2,000	531,000	—	533,000
Shares issued in connection with options exercised	200	—	—	—	—
Shares issued to a former officer	32,500	—	309,000	—	309,000
Warrants issued in connection with professional services	—	—	165,000	—	165,000
Net loss	—	—	—	(18,062,000)	(18,062,000)

Balance, December 31, 2000	6,787,129	68,000	38,883,000	(25,525,000)	13,426,000
Additional shares issued in connection with acquisitions	59,305	1,000	874,000	—	875,000
Shares rescinded from a former officer	(32,500)	—	—	—	—
Shares issued in connection with settlement	350,002	3,000	(3,000)	—	—
Net loss	—	—	—	(11,412,000)	(11,412,000)

BALANCE, DECEMBER 31, 2001	7,163,936	$72,000	$39,754,000	$(36,937,000)	$2,889,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

-F6-

DIGITAL FUSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(11,412,000)	$(18,062,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,604,000	3,945,000
Provision for uncollectible accounts	11,000	539,000
Non-cash interest expense	—	12,000
Non-cash restructuring	459,000	2,041,000
Warrant expense	—	165,000
Impairment of goodwill	6,500,000	—
Forgiveness of debt	(612,000)	—
Non-cash compensation	—	244,000
Deferred income tax benefit	(365,000)	—
Loss on disposal of assets, net	23,000	3,474,000
Changes in operating assets and liabilities (net of effects of purchase acquisitions and divestitures):
Accounts receivable	1,729,000	1,039,000
Prepaid expenses and other assets	113,000	248,000
Accounts payable and accrued expenses	(1,143,000)	(209,000)
Deferred revenue	(171,000)	(27,000)
Income taxes	86,000	78,000
Deposits and other	(311,000)	(205,000)
Pension obligation	(24,000)	(119,000)

Net cash used in operating activities	(513,000)	(6,837,000)

Cash flows from investing activities:
Capital expenditures – property and equipment	(28,000)	(570,000)
Asset acquisitions and related costs	—	30,000
Proceeds from assets sold	550,000	2,800,000

Net cash provided by investing activities	522,000	2,260,000

Cash flows from financing activities:
Net proceeds from private placements of common stock	—	6,951,000
Repayments of notes payable	(216,000)	(251,000)
Payments of line of credit, net	—	(3,437,000)
Payments of capital lease obligations	—	(21,000)

Net cash provided by (used in) financing activities	(216,000)	3,242,000

Net decrease in cash and cash equivalents	(207,000)	(1,335,000)
Cash and cash equivalents, at beginning of year	1,557,000	2,892,000

Cash and cash equivalents, at end of year	$1,350,000	$1,557,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-F7-

DIGITAL FUSION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)	ORGANIZATION, BACKGROUND AND BASIS OF PRESENTATION

Digital Fusion, Inc. (the “Company” or “DFI”) and its subsidiaries are an information technology (“IT”) consulting company helping its customers use technology to access business information and enhance the performance of their human capital. The services DFI provides are IT Support and integration; IT consulting; business application development and sales force tune-up. DFI provides its services to businesses, organizations and public sector institutions primarily in the Eastern United States. The Company was incorporated in 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During the annual 2001 shareholders meeting, the shareholders approved a name change to Digital Fusion, Inc. (“DFI”). DFI, a Delaware corporation, has its main administrative office in Tampa, Florida, along with regional offices in New Jersey, New York, Florida and Alabama.

The Company has incurred losses of $11,412,000 and $18,062,000 in 2001 and 2000, respectively and cash flow deficiencies from operations of $513,000 and $6,837,000 in 2001 and 2000, respectively. The losses and cash flow deficiencies in 2000 and prior years caused the Company to receive an unqualified opinion with an explanatory paragraph for a going concern in its December 31, 2000 consolidated financial statements. During late 2000 and early 2001, the Company restructured its operations. This included selling or shutting down unprofitable business units/division, streamlining its continuing business units and settling its debts associated with business units/division that were shut down or sold (“Legacy Liabilities”). The Company has been cash flow positive from operations for the last three quarters of 2001. At December 31, 2001, the cash and cash equivalents totaled $1,350,000. Management settled an additional $1.8 million of Legacy Liabilities subsequent to December 31, 2001 for $456,000 in scheduled payments during 2002 and 250,000 of common stock warrants. Management is continuing to negotiate with certain of its vendors to restructure the remaining Legacy Liabilities. DFI’s current business units are not capital intensive (the business divisions that were capital intensive were sold). The majority of the Company’s costs are employee related which will vary based upon the revenue of the Company. The Company believes that, as a result of the actions it has taken during 2001 to restructure and streamline the Company, it currently has sufficient cash to meet its funding requirements over the next year; however, the Company has experienced negative cash flows from operations and incurred large net losses in the past.

The Company’s current growth has been funded through internally generated funds. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, raise equity or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. DFI did not have a business combination during 2001. The Company’s previous business combinations were accounted for using both the pooling-of-interests and purchase methods. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Since the adoption of SFAS 142 requires no future amortization of goodwill, this will increase the Company’s results of operations in future years as compared to 2001 and 2000, which had amortization expense of $3.8 million and $3.2 million, respectively. During 2001, the Company recorded $6.5 million of goodwill impairment. No impairment of goodwill is expected to be recorded upon the initial adoption of SFAS 142 in 2002. As of December 31, 2001, the net carrying amount of goodwill is $4.5 million.

-F8-

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. SFAS 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have an impact on its financial position or results of operations.

(2)	SIGNIFICANT ACCOUNTING POLICIES

(a)	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(b)	REVENUE RECOGNITION

Revenue is recognized as services are provided to customers primarily on a time and material basis. In the event that there are significant performance obligations yet to be fulfilled on consulting and design projects, revenue recognition is deferred until such conditions are removed. A small portion of DFI’s contracts are on a fixed fee basis. Revenues on these contracts are recognized on a percentage of completion basis. For projects that the customer has prepaid, but the services have not been performed, deferred revenue is recorded on the balance sheet.

For the year ended December 31, 2000, the Company recognized unbilled revenues of $209,000 on projects in process. Such unbilled amounts are included in accounts receivable on the balance sheet. There were no such amounts at December 31, 2001.

(c)	STOCK BASED COMPENSATION

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of net loss and loss per share as if the fair value based method of accounting had been applied, as required by SFAS No. 123, Accounting for Stock-Based Compensation.

The values ascribed to restricted stock awards are based on the fair value of the Company’s common stock at the date of the grant. The intangible asset related to the value of the stock awards is amortized on a straight-line basis over the required service periods. The Company’s liability related to such awards will be converted to common stock and additional paid in capital upon the formal issuance of the common stock.

(d)	WARRANTS

The fair values ascribed to warrants that are used in connection with financing arrangements and professional services agreements (see Note 10) are amortized over the expected life of the underlying debt or the term of the agreement.

(e)	INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established against deferred tax assets when management concludes that the realization of such deferred tax assets cannot be considered more likely than not.

-F9-

Valuation allowances have been established against the Company’s deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. During 2001, the Company recognized an income tax benefit of $365,000 and an income tax expense of $365,000 associated with the extraordinary gain on forgiveness of debt (this tax expense is recorded net of the extraordinary gain on forgiveness of debt). The Company has not recognized an income tax benefit for its additional operating losses generated during 2001 and 2000 based on uncertainties concerning its ability to generate taxable income in future periods. The additional $365,000 tax benefit recorded during 2001 is offset by a reduction in the valuation allowance which was established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. The Company’s income tax receivable at December 31, 2000 represents net operating loss carrybacks to previous periods. There was no income tax receivable at December 31, 2001.

(f)	CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents. The cash and short-term investments are maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of FDIC insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

(g)	CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist primarily of a concentration of unsecured trade accounts receivables. At December 31, 2001, one customer accounted for 25% of total net accounts receivable. No customers were greater than 10% of total net accounts receivable at December 31, 2000.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly. During the years ended December 31, 2001 and 2000 the Company’s allowance for doubtful accounts was increased by $221,000 and $1,054,000, respectively and was decreased by $881,000 and $315,000, respectively, for balances written off.

Cash equivalents at December 31, 2001 and 2000 of $1,203,000 and $1,442,000 respectively are comprised of money market fund investments and overnight deposits.

(h)	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the assets estimated useful lives, generally three years for computer equipment, five years for office equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the term of the related lease, generally three to five years.

(i)	LONG-LIVED ASSETS

The Company follows SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of. In accordance with SFAS 121, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

See Note 5 below for a discussion of goodwill impairment. There was no impairment loss recorded in the year ended December 31, 2000. See Notes 3, 4, and 17 for assets written-off and sold related to the sale of the web hosting and non-dial-up internet access business unit, the sale of the network services and installation business unit, the sale of the dial-up internet access division, closing certain offices and work force reductions.

(j)	INTANGIBLE ASSETS

Intangible assets are comprised primarily of goodwill, customer lists and other intangibles arising from various acquisitions and deferred compensation arrangements. Such asset values are amortized over periods of five to ten years, and for deferred compensation arrangements over the period that such services are rendered.

-F10-

(k)	PENSION ACCOUNTING

The Company follows SFAS No. 132, Employers’ Disclosures about Pensions and Other Post-retirement Benefits as it relates to a Spencer Analysis, Inc. (“Spencer”) Defined Benefit plan that is inactive. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits.

(l)	ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate the instruments’ fair values due to the immediate or short-term maturity of these financial instruments.

(m)	LOSS PER SHARE

Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company’s diluted loss per share includes the effect, if any, of unissued shares under options, warrants and stock awards computed using the treasury stock method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was antidilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements (aggregating 2,512,395 and 2,103,409 shares at December 31, 2001 and 2000, respectively), could potentially dilute basic earnings per share.

(n)	USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Actual results could differ from those estimates. Significant estimates include management’s estimates with respect to the values of accounts receivable allowance, intangibles, liabilities and fixed assets.

(3)	BUSINESS COMBINATIONS AND SALES

(a)	PURCHASES

DIGITAL FUSION

On March 1, 2000 the Company acquired all of the outstanding stock of digital fusion, inc. (“Digital”) in exchange for 975,000 shares of unregistered common stock (50,000 shares were reserved pending settlement of certain matters and were issued during 2001), a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. Digital is a Tampa, Florida-based provider of professional services. Of the assumed $4.2 million of debt, at December 31, 2001, $3.7 million has been repaid.

The following summarized, unaudited pro forma information for the year ended December 31, 2000 assumes that the acquisition of Digital had occurred on January 1, 2000:

2000

Net revenues	$25,033,000
Operating loss	(15,532,000)
Loss from continuing operations	(16,255,000)
Loss per share from continuing operations:
Basic and diluted	$(2.55)

-F11-

The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles arising from the acquisition ($281,000) and reduced interest expense from the conversion of Digital debt prior to closing ($60,000). Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 2000 or of future results of the combined operations.

The value ascribed to the consideration of stock, equity instruments, debt and related costs ($19.1 million) less the fair market value of net assets acquired ($2.7 million) resulted in goodwill of $16.4 million. Goodwill is amortized over a five-year life. During 2002, after the Company implements SFAS 142 there will not be any additional goodwill amortization. See Footnote 1 for further discussion regarding SFAS 142 and future goodwill amortization and Footnote 5 regarding recording an impairment of goodwill charge during 2001.

As part of this acquisition, the Company granted non-qualified options to purchase 480,000 shares of common stock to certain of the former employees of Digital; 25% of such options vested immediately, and as such, have been treated as consideration in determining the purchase price of DFI and the remaining options will vest over a period of 3 years of continued employment. These options vest immediately upon change of control and have an exercise price of $10.49 per share.

Roy E. Crippen, III is the Company’s current Chief Executive Officer and President and a member of the Company’s Board of Directors. For his ownership interests in Digital, Mr. Crippen received 399,396 shares of common stock and a note of $215,891 bearing a 6% interest rate, which matures as a balloon payment on March 1, 2003.

(b)	SALES OF BUSINESS UNITS IN CONTINUING OPERATIONS

During April 2001, the Company sold its web hosting and non-dial-up internet access business unit to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up internet access business and subleased 4,000 square feet of the Cedar Knolls office space through lease termination. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a former member of the DFI Board of Directors.

During July 2001, the Company sold its network services and installation business unit to Spectrum Solutions, Inc. (“Spectrum”) for $350,000 and Spectrum assumed certain lease obligations of the Company related to this network services and installation business unit. The Company recorded a $188,000 gain related to this sale.

(c)	SALE OF DISCONTINUED OPERATIONS

On August 8, 2000, the Company sold its dial-up internet access division to Earthlink, Inc. (“Earthlink”). Pursuant to the terms of the agreement with Earthlink, the Company received $2.8 million. A loss on disposal of $3.5 million was recorded during 2000 related primarily to the write-off of goodwill, certain equipment leases, and severance costs related to the sale of this business. Also, during 2000, the Company recorded a $798,000 loss from discontinued operations related to this unit.

(4)	PROPERTY AND EQUIPMENT

Major classes of property and equipment, net, consist of the following at December 31, 2001 and 2000:

-F12-

	2001	2000

Computer equipment	$1,231,000	$3,195,000
Office equipment, fixtures and vehicles	88,000	325,000
Leasehold improvements	—	81,000

	1,319,000	3,601,000
Less: accumulated depreciation	(824,000)	(2,177,000)

	$495,000	$1,424,000

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $828,000 and $785,000, respectively. Included in the 2001 depreciation is a write-off of $184,000 of fixed assets related to certain computer and software assets that are no longer in use by the Company.

(5)	INTANGIBLE ASSETS

Intangible assets, net, are comprised of the following at December 31, 2001 and 2000:

	2001	2000

Goodwill	$10,767,000	$18,016,000
Trademarks	—	75,000

	10,767,000	18,091,000
Less: accumulated amortization	(6,220,000)	(3,272,000)

	$4,547,000	$14,819,000

Amortization expense was $3,776,000 and $3,160,000 for the years ended December 31, 2001 and 2000, respectively.

During the fourth quarter of 2001, the Company recorded $6.5 million impairment of goodwill expense. The United States is currently in a recession and most companies are reducing their expenses including reducing technology projects, this has resulted in companies reducing its hiring of outside consultants and putting special projects on hold. This has had an impact on the Company’s business and forecasts, which in turn impacted the value of the Company’s goodwill recorded. The fair value of the remaining goodwill was determined using the discounted cash flow method. The Company will adopt SFAS 142 during 2002 and does not expect to have any additional impairment of goodwill associated with the adoption of SFAS 142.

During 2000, $3,559,000 was written off as a result of the sale of the Company’s dial-up internet access division and the discontinuation of its Microsoft training unit. See Notes 3 and 17.

(6)	CURRENT LIABILITIES

The following is a recap of the other current liabilities outstanding at December 31 2001 and 2000:

	2001	2000

Interest payable	$177,000	$141,000
Other	453,000	467,000

	$630,000	$608,000

-F13-

(7)	LEGACY LIABILITIES

As a result of significant restructuring, closing of unprofitable offices and selling certain business divisions during 2000 and the first half of fiscal year 2001, the Company accumulated unpaid liabilities not associated with current operations. These creditor liabilities included terminated equipment leases, property leases and telecommunication contracts as well as certain professional fees. Through productive negotiations with these creditors, $2.3 million of these liabilities have been settled and paid or settled and reasonable payment terms agreed to as of December 31, 2001. This resulted in a forgiveness of debt gains during 2001 of $977,000 ($612,000 net of taxes) and remaining payments of $0.2 million owed during 2002 based upon agreed payment terms. See Footnote 19 for a discussion of Legacy Liabilities settled subsequent to December 31, 2001.

(8)	BORROWINGS

At December 31, 2001 and 2000, the Company’s outstanding borrowings were comprised of the following:

	2001	2000

PowerCerv Note	$462,000	$828,000
Digital Shareholders’ Note	480,000	465,000

	942,000	1,293,000
Less: current portion	(233,000)	(210,000)

Total-long term borrowings	$709,000	$1,083,000

(a)	POWERCERV NOTE

In connection with the Digital acquisition described in Note 3, the Company assumed Digital’s $827,500 secured note to PowerCerv Corporation. The assets of Digital secure this note. The note bears interest at a 4.56% annual rate with quarterly principal and interest payments due through 2003. Interest expense on this note totaled $29,000 and $68,000 during 2001 and 2000, respectively. See Note 13 (b) and (c) for related party discussion.

(b)	DIGITAL SHAREHOLDERS’ NOTE

In conjunction with the Digital acquisition, the Company entered into unsecured promissory notes with the former Digital shareholders totaling $500,000. These notes bear interest at 6% and the interest and principal are due in 2003. The interest rate was below the market rate and a discount of $46,000 was recorded to be amortized to interest expense over the period of the notes and results in an effective interest rate of 9%. Interest expense on these notes totaled $47,000 and $36,000 during 2001 and 2000, respectively.

(c)	DIGITAL LINE OF CREDIT

Digital had a line of credit from a bank at the time DFI acquired Digital. This line of credit was secured by all of Digital’s assets and guaranteed by certain Digital shareholders. On February 29, 2000, the terms of the line of credit were amended and the borrower was changed to DFI with no personal guarantees. This facility was then secured by DFI’s assets and had a rate of prime plus 2%. The $3.4 million of debt was paid in full during 2000 and the line of credit terminated.

(d)	DEBT MATURITIES

At December 31, 2001, aggregate required principal payments of long-term debt are as follows:

Year Ending
December 31,	Amount

2002	$233,000
2003	709,000

Total	$942,000

-F14-

(9)	BENEFIT PLANS

(a)	DEFINED BENEFIT PLAN

Substantially all Spencer employees who met certain requirements of age and length of service are covered by the Spencer sponsored non-qualified, non-contributory defined benefit pension plan. The benefits become fully vested upon the employees’ retirement. Benefits paid to retirees are based upon age at retirement, compensation levels and years of credited service. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits. Plan assets are stated at fair value and are comprised of stocks and bonds. Net periodic pension cost at December 31, 2001 and 2000 for this plan includes the following components:

	2001	2000

Components of net periodic pension cost:
Service cost	$—	$—
Interest cost	60,000	31,000
Actual return on plan assets	18,000	(47,000)
Recognized net actuarial (gain) loss	(97,000)	(6,000)

Net periodic pension cost (income)	$(19,000)	$(22,000)

The following provides a reconciliation of benefit obligations, plan assets, the funded status of the plan and the amounts recorded in the December 31, 2001 and 2000 Company’s balance sheets:

	2001	2000

Changes in benefit obligation:
Benefit obligation, beginning of year	$555,000	$524,000
Service cost	—	—
Interest cost	60,000	31,000
Actuarial loss	102,000	—

Benefit obligation, end of year	717,000	555,000

Changes in plan assets:
Fair value of plan assets, beginning of year	575,000	428,000
Actual return on plan assets	18,000	47,000
Employer contribution	—	100,000

Fair value of plan assets, end of year	593,000	575,000

Unfunded status	(124,000)	20,000
Unrecognized prior service cost	(198,000)	(214,000)
Unrecognized net actuarial loss	198,000	46,000

Accrued benefit cost	$(124,000)	$(148,000)

Assumptions used in these actuarial valuations at December 31, 2001 and 2000 were:

	2001	2000

Discount rate	5.50%	6.00%
Expected long-term rate of return	8.00%	7.50%

-F15-

(b)	401(K) PLAN

The Company sponsored a defined contribution benefit plan covering the DFI employees and a second plan that covered the Digital employees. Eligible employees are allowed to contribute up to 12% (Digital employees) to 15% (DFI employees) of their compensation. In the DFI plan, Company contributions are at the sole discretion of management. There were no contributions for the years ended December 31, 2001 and 2000. Effective August 2001, the DFI Plan was merged with the digital fusion, inc. 401(k) Plan (the Company’s subsidiary plan) into the restated Digital Fusion 401(k) Plan (Restated Plan). In the Digital plan and the Restated Plan, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation which totaled $56,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively.

(10)	STOCKHOLDERS’ EQUITY

(a)	CAPITAL STOCK

During the 2001 Annual Shareholders meeting, the shareholders approved increasing the number of authorized shares to 17,000,000. The Company’s Board of Directors designated 1,000,000 of the authorized shares as “blank check” preferred stock and 16,000,000 shares as common stock. During March 2001, the Company’s Board of Directors designated 60,000 of the preferred shares as Series A Convertible Preferred Stock par value $.01 per share and 45,000 of the preferred shares as Series B Preferred Stock, par value of $.01. No shares of the preferred stock have been issued.

(b)	PRIVATE PLACEMENTS

In February 2000, the Board of Directors of the Company approved a private placement of up to $9.9 million of defined units which consisted of 900,000 shares of common stock and 225,000 warrants to purchase common stock. The Company raised approximately $7.0 million. In connection with this private placement DFI issued 684,545 shares of its common stock at a price of $11 per share

(c)	WARRANTS

At December 31, 2001, 666,510 shares of common stock were reserved for the exercise of stock warrants comprised of the following:

Initial IPO Underwriter’s Warrants	31,760
1999 Private Placement	166,680
2000 Private Placement	183,070
Investment advisory firms	285,000

Total	666,510

In connection with the Company’s initial public offering, we registered 120,000 shares of common stock underlying warrants, which were sold to the underwriter (“Underwriter Warrants”) of which 31,760 remain unexercised. These warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

In October 1999, the Company entered into a consulting agreement with an investment advisory firm in which the Company agreed to issue: (a) four-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $10.25 per share and (b) four-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $11.25 per share upon the closing of certain mergers or acquisitions to be identified. The exercise prices were at least the fair market value of the Company’s common stock at the date of the agreement. In the event that the requisite services are rendered and the warrants are issued, the Company will realize a non-cash charge to operations for the fair value of these warrants. The period(s) that such charge will be recognized over will be determined based upon the nature of the merger or acquisition involved. The fair value of these warrants was recorded as purchase price of the related acquisitions. On January 12, 2000, the Company entered into an additional consulting agreement with this same firm in which the Company agreed to issue four-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $12.50 per share upon the closing of certain mergers or acquisitions to be identified. The fair value of these warrants was charged to expense as consulting fees in 2000.

-F16-

In connection with the 1999 private placement, the Company issued five-year redeemable warrants to purchase 166,680 shares of its common stock at an exercise price of $12.50 per share.

In connection with the 2000 private placement, the Company issued three-year redeemable warrants to purchase 171,125 shares of its common stock at an exercise price of $13.75 per share. In addition, on May 11, 2000 the Company issued a three-year warrant to purchase 11,945 shares of its common stock at an exercise price of $13.75 per share to LaSalle St. Securities, LLC in consideration for their services as placement agent for the private placement, the fair value of which was reflected as a reduction to the proceeds of the private placement.

The Chief Operating Officer of Tekbanc Limited joined The Company’s Board of Directors during April 2000 and, in that capacity, received three-year warrants to purchase 60,000 shares of common stock at $13.75 per share.

On June 15, 2000, the Company entered into a consulting agreement with Tekbanc in which we agreed to issue Tekbanc three-year warrants to purchase 75,000 shares of its common stock at an exercise price of $7.00 in exchange for mergers and acquisitions, marketing, business development and financial advisory services. These warrants vested ratably over a six-month period ending December 15, 2000. The fair value of these warrants was charged to expense during 2000.

(d)	SHARES ISSUED FOR ACQUISITIONS

See Note 3 for a discussion of shares issued for Digital during 2000.

The Company issued 59,305 and 124,352 shares of reserved common stock during 2001 and 2000, respectively in connection with the resolution of contingencies in prior acquisitions. During 2001, the 50,000 reserve shares related to the Digital acquisition were issued as there was no remaining unresolved issues related to that acquisition. During 2000, 87,000 of the total 124,352 shares issued during 2000 were in conjunction with the 1998 acquisition of Entelechy, Inc. These shares were issued to former Entelechy stockholders based upon remaining in the continuous employ of the Company. Since the condition of continued employment for the release of such shares was waived, the Company recognized a non-cash compensation charge of $214,000 in the first quarter of 2000.

During 2000, the acquisition liability account was increased by $650,000 related to the 50,000 reserve shares from the Digital acquisition. The acquisition liability account was reduced by $874,000 and $251,000 during 2001 and 2000, respectively, for the issuance of certain reserve shares related to acquisitions the Company made in prior years including issuing during 2001 the 50,000 reserve shares from the Digital acquisition. The December 31, 2001 acquisition liability balance of $71,000 relates to 3,235 of acquisition reserve shares remaining, which are expected to be issued during 2002.

(e)	SETTLEMENT

On June 15, 2001, the Company reached a settlement agreement with certain shareholders resolving a contractual dispute with such shareholders. During June 2001, the Company issued 350,002 shares of common stock to these shareholders to effect that resolution.

(f)	STOCK AWARDS

The Company issued 32,500 shares of restricted stock to an officer during 2000. These shares were fully vested in conjunction with the termination agreement of the former officer. The $309,000 value ascribed to the stock awards was based on the fair market values of the Company’s common stock on the award dates. Compensation expense for these agreements for the year ended December 31, 2000 totaled $30,000. The remaining $178,000 of non-cash compensation was included in the first quarter 2000 severance and restructuring charge. During 2001, the termination agreement was amended and these 32,500 shares were rescinded.

-F17-

(g)	STOCK OPTION PLAN

The Company maintains three qualified stock option plans. Under the terms of these plans, the Company has reserved 1,380,000 shares of common stock for future grants. The Company also granted 380,000 and 660,000 (of which 60,000 were cancelled) of nonqualified stock options during 2001 and 2000, respectively. These were granted to certain management to retain key personnel during this restructuring and refocusing the Company’s strategic vision on being an IT consulting services firm, stream-line on-going operations and sell or shut down unprofitable units.

Under the Company’s Stock Option Plans, the Company may grant incentive stock options to certain officers, employees and directors. The options expire five or ten years from the date of grant. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. At December 31, 2001, the Company could grant an aggregate of 507,150 shares under these plans.

The following table summarizes information about qualified and non-qualified stock options outstanding at December 31, 2001:

		Weighted
		Average	Weighted		Weighted
		Remaining	average		Average
	Number	contractual	exercise	Number	Exercise
Exercise Price	Outstanding	life (years)	price	exercisable	Price

$0.29 to $0.45	888,500	9.76	$0.36	138,083	$0.31
$0.94 to $1.19	244,200	7.37	0.96	132,680	0.95
$4.31 to $5.78	83,050	7.10	5.74	47,069	5.74
$6.00 to $8.13	136,650	5.16	6.21	122,220	6.23
$9.97 to $10.49	466,750	8.03	10.46	348,083	10.44
$17.19 to $22.00	23,500	6.66	20.79	23,500	20.79

	1,842,650	8.50	$3.93	811,635	$6.56

Transactions under various qualified and non-qualified option plans for 2000 and 2001 are summarized as follows:

		Weighted
		Average
		Exercise
	Options	price

Outstanding at January 1, 2000	509,550	$14.62
Granted	1,140,825	7.98
Exercised	(200)	6.00
Canceled	(278,895)	9.27

Outstanding at December 31, 2000	1,371,280	10.47
Granted	1,092,858	0.58
Exercised	—	—
Canceled	(621,488)	11.41

Outstanding at December 31, 2001	1,842,650	$3.93

Options exercisable at December 31, 2001	811,635	$6.56

Options available for grant at December 31, 2001	507,150

-F18-

Under the accounting provisions of SFAS 123, the Company’s 2001 and 2000 pro forma net loss and loss per share would have been:

	2001	2000

Net loss	$(12,520,000)	$(20,285,000)
Net loss per share; basic and diluted	$(1.80)	$(3.18)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000

Dividend yield	0%	0%
Expected volatility	63.0%	70.5%
Risk-free interest rate	5.05%	6.31%
Expected life – years	10	10
Weighted average fair value of options granted	$0.35	$7.98

(11)	TAXES

Benefits for federal and state income taxes consist of the following as of December 31, 2001 and 2000:

	2001	2000

Current:
Federal	$—	$—
State	—	—

	—	—
Deferred:
Federal	332,000	—
State	33,000	—

	365,000	—

Total income tax benefit	$365,000	$—

Deferred tax assets (liabilities) arise from the following temporary differences and are classified as follows as of December 31, 2001 and 2000:

	2001	2000

Deferred Tax Asset, Current:
Accounts receivables	$136,000	$400,000
Other, net	—	(81,000)
Valuation allowance	(136,000)	(319,000)

	$—	$—

Deferred Tax Asset (Liabilities), Non-Current:
Intangible assets	$35,000	$—
Property and equipment	(101,000)	219,000
Tax benefit of state income tax net operating loss carryforwards	1,485,000	1,344,000
Tax benefit of federal income tax, net operating loss carryforwards	7,729,000	6,953,000
Change in tax status of Spencer	—	—
Valuation allowance	(9,148,000)	(8,516,000)

	$—	$—

-F19-

Differences between the federal benefit computed at a statutory rate and the Company’s effective tax rate and provision are as follows as of December 31, 2001 and 2000:

	2001	2000

Statutory benefit	$(3,880,000)	$(6,141,000)
State tax benefit, net of federal effect	(678,000)	(1,082,000)
Amortization of non-deductible goodwill	1,470,000	878,000
Write-off of non-deductible goodwill	2,596,000	791,000
Non-deductible expenses	43,000	29,000
Increase in deferred income tax valuation allowance	449,000	5,525,000

	$—	$—

Based on an assessment of all available evidence, including 2000 and 2001 operating results, management does not consider realization of the deferred tax assets generated from operations to be more likely than not, and has established a valuation allowance against the gross deferred tax asset.

As of December 31, 2001, the Company had available federal and state net operating loss carryforwards of approximately $22,285,000 and $23,615,000, respectively, which begin expiring in 2019 and 2006, respectively.

(12)	COMMITMENTS AND CONTINGENCIES

(a)	OPERATING LEASES

The Company leases facilities and equipment under operating leases and subleases expiring through December 2005. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 2001 future net minimum annual rental payments under non-cancelable leases are as follows:

Year Ending
December 31,	Amount

2002	$305,000
2003	60,000
2004	45,000
2005	4,000
2006	—

Total	$414,000

Total rental and lease expense for the years ended December 31, 2001 and 2000 was approximately $697,000 and $2,227,000, respectively.

-F20-

In conjunction with the sale of the Company’s web hosting and non-dial-up internet access division, Veraciti, Inc. assumed certain leases. At December 31, 2001, these leases had total payments remaining of $46,000. The remaining lease payments for these leases are included in the totals above.

(b)	EMPLOYMENT AGREEMENTS

The Company has entered into employment and consulting contracts with certain officers and employees, which provide for minimum annual salaries to be paid over specified terms. Future commitments for such payments are as follows:

Year Ending
December 31,	Amount

2002	$248,000
2003	29,000

Total	$277,000

(c)	LITIGATION

On July 25, 2000, Personnel Staffing, Inc., Gregerson Management Services, Inc., Chynna, Inc., and Luke, Inc. (“PSI”) filed a complaint in the Circuit Court of Etowah County, Alabama and a counterclaim was filed by the Company in the Circuit Court of Etowah County, Alabama. During mediation on October 1, 2001, both the Company and PSI agreed to settle all claims asserted against the other. The effect on the Company’s financial position was the $25,000 insurance deductible, which is recorded as a liability at December 31, 2001.

On July 24, 2001, Sunrise International Leasing Corp. filed a complaint for alleged defaults under several equipment lease agreements associated with a business unit that was sold. The Company returned the equipment that was in its possession and during mediation in January 2002, the Company agreed to settle all claims asserted for $100,000, which was recorded as a liability at December 31, 2001.

On June 29, 2001, Focal Communication Corporation filed a complaint for alleged defaults under a communication service provider agreement associated with a business unit that was sold. During mediation in February 2002, the Company agreed to settle all claims asserted for $100,000, which was recorded as a liability at December 31, 2001.

On October 9, 2001, Brandywine Realty Partners, L.P. filed a complaint for alleged default under a real estate lease agreement. During mediation, the Company agreed to settle all claims asserted for $120,000 payable over the term of the next four quarters. The Company has paid $30,000 and has recorded the remaining $90,000 as a liability at December 31, 2001.

In addition, the Company is involved in certain legal actions arising from the cessation of certain business operations and in the ordinary course of business. The Company is defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters or these matters in the aggregate will have a material adverse effect on the Company’s business or its consolidated financial position or results of operations.

(13)	RELATED PARTY TRANSACTIONS

(a)	OTHER TRANSACTIONS

See Note 10 for a discussion of warrants given to Tekbanc and to the Chief Operating Officer of Tekbanc Limited who joined DFI’s Board of Directors in April 2000.

-F21-

See Note 3 for a discussion of the sale of the web hosting business to Veraciti, Inc. Veraciti, Inc is owned by Frank Altieri who was a former DFI board of director.

See Note 3 for a discussion of the purchase of Digital by the Company. Roy E. Crippen, III had an ownership interest in Digital and is also a current board of directors as well as the Company’s current Chief Executive Officer and President.

(b)	PURCHASE OF ORIGINAL EQUIPMENT RIGHTS

In September 2000, the Company purchased the original equipment manufacturing rights to a financial accounting software package developed by PowerCerv Technologies Corporation (“PowerCerv”). The purchase price was $350,000, which approximates fair market value, of which $140,000 was paid in the third quarter of 2000, $105,000 was paid on December 31, 2000 and $105,000 was paid during 2001. Roy Crippen, III, the Company’s Chief Executive Officer and President, is a member of the Board of Directors of PowerCerv.

(c)	CONSULTING AGREEMENT

On October 9, 2001, the Company entered into a consulting services agreement with PowerCerv to provide PowerCerv with the right to license the derivative works created from its web-based iCRM product for $27,500. This was paid to the Company during 2001.

On October 13, 2000, the Company entered into a consulting services agreement with PowerCerv. The Company provided consulting services to PowerCerv at $130 per hour for a total of $350,000. PowerCerv paid DFI a $150,000 deposit, the next $50,000 was paid by PowerCerv and the remaining $150,000 of services was paid by reducing the PowerCerv Note discussed in Note 6(a). At December 31, 2001, the unused paid services totaled $63,000.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

(14)	CASH FLOW INFORMATION

As disclosed in Note 3, the Company consummated an asset acquisition in 2000. In conjunction with such acquisition, liabilities were assumed as follows:

2000

Fair value of assets acquired	$19,119,000
Fair value of issued common stock	12,758,000

Liabilities assumed	$6,361,000

Cash paid for interest and income taxes are as follows:

	2001	2000

Interest	$30,000	$211,000
Income Taxes	—	—

As disclosed in Note 13 (c), during 2001, the Company offset its note owed to PowerCerv by $150,000 for certain consulting services PowerCerv engaged DFI to perform.

As disclosed in Note 10 (e), during 2001, the Company issued 350,002 shares of common stock to resolve a contractual dispute.

-F22-

During 2001 and 2000, the Company reduced its acquisition liability account by $874,000 and $251,000, respectively for the issuance of shares of common stock that were reserved for various acquisitions as discussed in Note 10(d). During 2000, the acquisition liabilities were increased by $650,000 to reflect the common stock reserve shares of 50,000 related to the Digital acquisition. These 50,000 shares were issued during 2001.

During 2000, the Company issued 32,500 shares of common stock valued at $309,000 to a former officer as part of his termination compensation. See Note 10(f). The termination agreement was amended during 2001 and these shares were rescinded.

As disclosed in Note 10(d), the deferred compensation accrual was reduced by $281,000 during 2000 for the issuance of shares of common stock to former Entelechy shareholders.

(15)	MAJOR CUSTOMERS OF THE COMPANY

One customer accounted for 18% and 20% of the Company’s revenues for the years ended December 31, 2001 and 2000, respectively.

(16)	TERMINATION OF POTENTIAL MERGER DISCUSSIONS

On July 30, 2000, the Company entered into an Agreement and Plan of Reorganization with Infonautics, Inc. and First Venue Ventures, Inc. In November 2000, the Company announced the termination of the Reorganization Agreement with Infonautics and First Avenue Ventures. The Company had a charge of approximately $750,000 in the fourth quarter of 2000 in connection with this termination. As of December 31, 2001, all amounts have been paid or settled and no accrual is recorded.

(17)	SEVERANCE AND RESTRUCTURING EXPENSES

During first quarter 2000, the Company reduced its work force by 19 employees and, as a result, recognized a charge of $567,000 related to severance, benefits and entitlements. In addition, the Company decided to terminate its Microsoft training business and recognized a charge of $298,000, which is comprised of the exit costs of this business and impairment losses on the value of related assets. These costs were paid prior to December 31, 2001.

During the fourth quarter 2000, the Company recorded a $1,895,000 expense related to a reduction in work force of approximately 65 employees and closing certain non-essential offices. This expense was comprised of $1,328,000 related to leases and various expenses related to office closings, $230,000 related to write-downs on equipment, $143,000 related to write-off of goodwill and customer lists and $194,000 related to severance, benefits and entitlements from downsizing and moving the administrative headquarters to Tampa, Florida from Cedar Knolls, New Jersey. This move was completed to consolidate the administrative offices with its operational office and eliminate corporate redundancies and reduce corporate overhead. $1,070,000 remained accrued in the Accrued Severance and Restructuring Expense account on the December 31, 2001 balance sheet primarily related to remaining lease costs. The Company is attempting to negotiate a reduction in these remaining leases. The outcome of these negotiations cannot be determined at this time.

During April 2001, the Company took additional cost and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount by 21 employees. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $339,000 relating to the closing of the office, $62,000 relating to severance, benefits and entitlements and $117,000 of other costs. These costs were paid prior to December 31, 2001.

(18)	FORGIVENESS OF DEBT

During the third and fourth quarter of 2001, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold, merger that didn’t happen and services not used, which resulted in forgiveness of debt of $977,000 ($612,000 net of taxes)

-F23-

(19)	SUBSEQUENT EVENT

During January 2002, the Company reached settlement agreements on certain equipment leases. The total accrued for these leases at December 31, 2001 is $1,752,000. The Company will pay $456,000 in cash with the payments spread throughout 2002 and will issue 250,000 warrants with an exercise price of $1.00 during January 2002. This will result in a forgiveness of debt of $1,229,000 ($766,000 net of taxes) and additional equity related to the warrants of $67,000.

-F24-