Form 10QSB
period 2002-03-31
DIGITAL FUSION INC/NJ/
filed 2002-05-07
CIK 1057257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002 (First quarter of fiscal 2002)

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________________ to _______________________

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No ☐

     As of April 15, 2002, 7,163,936 shares of the issuer’s common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one):   Yes   ☐    No ☒

DIGITAL FUSION, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL FUSION, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2002	December 31, 2001

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$612	$1,350
Accounts receivable (net of allowance for doubtful accounts of $340 in 2002 and 2001)	1,798	1,963
Other current assets	55	20

Total Current Assets	2,465	3,333
Property and equipment, net	424	495
Intangible assets, net	4,547	4,547
Other assets	70	74

Total Assets	$7,506	$8,449

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,483	$1,681
Accrued liabilities on sale of discontinued operations	218	437
Accrued severance and restructuring expenses	279	883
Current maturities of long-term debt	178	233
Deferred revenue	99	132

Total Current Liabilities	2,257	3,366
Accrued liabilities on sale of discontinued operations — long term	—	1,103
Accrued severance and restructuring expenses — long term	—	187
Long-term debt, less current maturities	651	709
Pension obligation	124	124
Acquisition liabilities	71	71

Total Liabilities	3,103	5,560

Stockholders’ Equity:
Common Stock, $.01 par value, authorized 16,000,000 shares,
7,163,936 shares issued and outstanding	72	72
Additional paid in capital	39,821	39,754
Accumulated deficit	(35,490)	(36,937)

Total stockholders’ equity	4,403	2,889

Total liabilities and stockholders’ equity	$7,506	$8,449

See Accompanying Notes to Condensed Consolidated Financial Statements.

DIGITAL FUSION, INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2002 and 2001
(unaudited, in thousands, except per share amounts)

	2002	2001

Revenues	$2,809	$5,215
Cost of services	2,181	4,164

Gross profit	628	1,051
Operating expenses:
Selling, general and administrative	830	2,079
Amortization of intangible assets	—	872
Severance and restructuring	(120)	—

Total operating expenses	710	2,951

Operating loss	(82)	(1,900)
Interest expense (income), net	10	16

Loss before income taxes	(92)	(1,916)
Income tax benefit	580	—

Income (loss) from continuing operations and before extraordinary item	488	(1,916)

Extraordinary gain on forgiveness of debt, net of taxes	959	—

Net income (loss)	$1,447	$(1,916)

Basic earnings (loss) per share
Earnings (loss) per share from continuing operations and before extraordinary item	$0.07	$(0.28)
Income per share from extraordinary gain on forgiveness of debt, net	0.13	—

Earnings (loss) per share	$0.20	$(0.28)

Basic weighted average common stock shares outstanding	7,164	6,787

Diluted earnings (loss) per share
Earnings (loss) per share from continuing operations and before extraordinary item	$0.06	$(0.28)
Income per share from extraordinary gain on forgiveness of debt, net	0.13	—

Earnings (loss) per share	$0.19	$(0.28)

Diluted weighted average common stock shares outstanding	7,624	6,787

See Accompanying Notes to Condensed Consolidated Financial Statements.

DIGITAL FUSION, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2002 and 2001
(unaudited, in thousands)

	2002	2001

Cash flows used in operating activities
Net income (loss)	$1,447	$(1,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	81	1,055
Forgiveness of debt, net of taxes	(959)	—
Deferred income tax benefit	(580)	—
Changes in assets and liabilities	(601)	(523)

Net cash used in operating activities	(612)	(1,384)

Cash flows used in investing activities:
Capital expenditures — property and equipment	(10)	(6)

Net cash used in investing activities	(10)	(6)

Cash flows used in financing activities:
Repayments of notes payable	(116)	(44)

Net cash used in financing activities	(116)	(44)

Net decrease in cash and cash equivalents	(738)	(1,434)
Cash and cash equivalents, beginning of periods	1,350	1,557

Cash and cash equivalents, end of periods	$612	$123

See Accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     Basis of Presentation

     The condensed consolidated interim financial statements of Digital Fusion, Inc. (“DFI,” the “Company,” “we,” or “us”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 and the notes thereto included in the Company’s Annual Report on Form 10-KSB. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments reclasses) necessary for a fair presentation of the information shown herein have been included.

The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2002. The Company’s current growth has been funded through internally generated funds. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, raise equity or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

2.     Loss Per Share Data

     Common stock equivalents in the three-month period ended March 31, 2001, were anti-dilutive due to the net losses sustained by the Company during this period, thus the diluted net loss per share in this period is the same as the basic net loss per share.

3.     Income Taxes

     The Company recognized an income tax benefit of $580,000 for the three-month period ended March 31, 2002 and an income tax expense of $580,000 for the three-month period associated with the extraordinary gain on forgiveness of debt (this tax expense is recorded net of the extraordinary gain on forgiveness of debt). The Company has not recognized an income tax benefit for its additional operating losses generated in the three-month periods ended March 31, 2002 and 2001 based on uncertainties concerning its ability to generate taxable income in future periods. The additional tax benefit for the three-month periods ended March 31, 2002 and 2001 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

4.     Related Party Transaction

     The Company entered into a consulting services agreement with PowerCerv Technologies, Inc. (PowerCerv) where the Company will provide consulting services to PowerCerv at $100 per hour for 275 hours. The total of $27,500 was due on March 31, 2002. DFI recorded deferred revenue of $27,500 during the first quarter related to this agreement. As of March 31, 2002, $27,500 remained in deferred consulting related to this agreement.

5.     Goodwill

     On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of February 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $4.5 million as of March 31, 2002, and was unchanged for the quarter then ended. The Company recorded $872,000 of amortization for the three months ended March 31, 2001 and in accordance with SFAS 142, the Company discontinued amortization of goodwill as of January 1, 2002.

     The impact of the adoption of SFAS No. 142 for the three months ended March 31, 2002 and 2001 periods are summarized as follows:

	2002	2001

Reported income (loss) from continuing operations and before extraordinary item	$488	$(1,916)
Add back: Goodwill amortization	—	872

Adjusted income (loss) from continuing operations and before extraordinary item	488	(1,044)

Adjusted net income (loss)	$1,447	$(1,044)

Basic earnings (loss) per share
Reported earnings (loss) per share from continuing operations and before extraordinary item	$0.07	$(0.28)
Goodwill amortization	—	0.13

Adjusted earnings (loss) per share from continuing operations and before extraordinary item	$0.07	$(0.15)

Reported earnings (loss) per share	$0.20	$(0.28)
Goodwill amortization	—	0.13

Adjusted earnings (loss) per share	$0.20	$(0.15)

Basic weighted average common stock shares outstanding	7,164	6,787

	2002	2001

Diluted earnings (loss) per share
Reported earnings (loss) per share from continuing operations and before extraordinary item	$0.06	$(0.28)
Goodwill amortization	—	0.13

Adjusted earnings (loss) per share from continuing operations and before extraordinary item	$(0.06)	$(0.15)

Reported earnings (loss) per share	$0.19	$(0.28)
Goodwill amortization	—	0.13

Adjusted earnings (loss) per share	$0.19	$(0.15)

Diluted weighted average common stock shares outstanding	7,624	6,787

6.      Recently Issued Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS 144 did not have an impact on the Company’s financial position or results of operations.

7.     Forgiveness of Debt and Severance and Restructuring

     During the first quarter of 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $1,539,000 ($959,000 net of taxes). After the settlements of these debts, the Company reduced its Severance and Restructuring liability by $120,000 based upon its current estimates of its remaining liabilities associated with its 2001 restructurings.

8.     Reclass of Income Statement Accounts

     To conform to the presentation in 2002, revenues and cost of goods sold were increased for the three months ended March 31, 2001 in the consolidated income statement to include travel and entertainment expenses billed to customers. This reclassification had no effect on net income for any period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “plan,” “budget, “intend,” “anticipate,” “project,” “estimate,” “expect,” “may,” “might,” “believe,” “potential,” “could,” “should,” “would” and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company’s Form 10-KSB for 2001 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Certain Factors Which May Affect the Company’s Future Performance” which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

Overview

     DFI is an information technology (“IT”) consulting company helping our customers use technology to access business information and enhance the performance of their human capital. We provide a broad range of business and IT consulting services including IT Support and integration; IT consulting and Enterprise Application Solutions. The Company was incorporated in 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During the annual 2001 shareholders meeting, the shareholders approved a name change to Digital Fusion, Inc. We are a Delaware corporation and our main administrative office is located in Tampa, Florida, along with regional offices in New Jersey, New York, Florida and Alabama. We provide our services to businesses, organizations and public sector institutions primarily in the Eastern United States. Our revenues are derived principally from fees earned in connection with the performance of services provided to customers. We typically bill on a time and materials basis. The majority of our costs are associated with personnel. Attracting and retaining billable personnel will be important for our Company going forward. Our quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. Demand for the Company’s services has historically been lower during the fourth quarter as a result of holidays and vacations.

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

     On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of February 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $4.5 million as of March 30, 2002, and was unchanged for the quarter then ended. The Company recorded $872,000 of amortization for the three months ended March 31, 2001 and in accordance with SFAS 142, the Company discontinued amortization as of January 1, 2002.

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS 144 did not have an impact on our financial position or results of operations.

     There are no new litigation issues.

Results of Operations

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     REVENUES. Revenues decreased by $2,406,000 to $2,809,000 for the three months ended March 31, 2002. The decrease in revenues during the three months ended 2002 compared to the same period in the prior year was primarily due to the business divisions and offices that were shut down or sold during our 2001 restructuring. Approximately $400,000 of the decrease was due to the softening of the IT consulting market during the past twelve months. Revenue from our largest professional services customer was responsible for 22% of our revenue in 2002 as compared to 17% in 2001. We expect our revenues to continue to be lower during the remainder of 2002 as compared to 2001 due to the business divisions and offices that were shut down or sold during 2001.

     COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $1,983,000, from $4,164,000 for 2001 to $2,181,000 for 2002. The decrease in cost of services is a result of the reduced revenues due to the business units and offices that were shut down or sold during 2001. We expect our cost of services to continue to be lower during the remainder of 2002 as compared to 2001 due to the business units and offices that were shut down or sold during 2001.

     GROSS PROFIT. Our gross profit was $1,051,000 or 20% of revenues in 2001 and $628,000 or 22% of revenues in 2002. This increase in gross profit as a percent of revenues is due to the business units that were sold and offices closed had lower gross profits for the three months ending March 31, 2001 since they were being sold or the offices were being closed.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of DFI. Selling, general and administrative expenses decreased by $1,249,000, or 60%, from $2,079,000 in 2001 to $830,000 for 2002. This decrease was primarily due to the administrative headquarters move from New Jersey to Florida during January 2001 and the reduction of costs related to the business units that were sold and offices closed during 2001 and the April 2001 restructuring. We expect our second quarter selling, general and administrative costs to be lower during 2002 as compared to 2001 due to the reduction of costs related to the business divisions that were sold and offices closed during 2001 and the April 2001 restructuring.

     AMORTIZATION OF INTANGIBLE ASSETS. We implemented SFAS 142 on January 1, 2002 and in accordance with SFAS 142, we discontinued amortization of goodwill as of January 1, 2002. The amortization recorded for the three-month period ended March 31, 2001 was $872,000. In accordance with SFAS 142, there will be no amortization of goodwill during the remainder of 2002.

     SEVERANCE AND RESTRUCTURING. We reduced our Severance and Restructuring liability by $120,000 based upon our current estimates of our remaining liabilities associated with our 2001 restructurings.

     INTEREST EXPENSE (INCOME), NET. Interest expense in 2002 and 2001 consists of interest payments and accruals on indebtedness in connection with the acquisition of digital fusion, inc (a Florida corporation). Net interest expense was $16,000 and $10,000, respectively, for 2001 and 2002.

     INCOME TAX BENEFIT. The Company recognized an income tax benefit of $580,000 for the three-month period ended March 31, 2002 and an income tax expense of $580,000 for the three-month period associated with the extraordinary gain on forgiveness of debt (this tax expense is recorded net of the extraordinary gain on forgiveness of debt). The Company has not recognized an income tax benefit for its additional operating losses generated in the three-month periods ended March 31, 2002 and 2001 based on uncertainties concerning its ability to generate taxable income in future periods. The additional tax benefit for the three-month periods ended March 31, 2002 and 2001 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT, NET OF TAXES. During the first quarter of 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $1,539,000 ($959,000 net of taxes).

Liquidity and Capital Resources

     The net cash used in operating activities decreased from $1,384,000 in 2001 compared to $612,000 in 2002. This change is primarily attributable to operating results that produced a net loss in the amount of $1,916,000 for the three months ended March 31, 2001 compared to a net income from continuing operations of $488,000 for the corresponding three-month period in 2002. Also, during the three months ended March 31, 2002, DFI paid approximately $400,000 related to restructuring liabilities and accrued liabilities on sale of discontinued operations. In addition, the June 30, 2002 debt service payment of $62,000 related to the PowerCerv note was paid early to receive a $4,500 discount.

     Net cash used in investing activities was $6,000 in 2001 compared to $10,000 in 2002. The cash used in both periods was related to investments in equipment. The Company does not expect to have significant equipment purchases during 2002.

     Financing activities used cash and cash equivalents of $44,000 in 2001, and $116,000 in 2002, which were for principal payments on the note payable owed to PowerCerv. DFI paid the June 30, 2002 debt service payment early during the first quarter to receive a $4,500 discount.

     Our working capital at March 31, 2002 is $208,000. Our net accounts receivable balance outstanding at March 31, 2002 is $1,798,000. Our cash and cash equivalents is $612,000. DFI has $320,000 of scheduled 2002 payments related to liability settlements. Currently the Company is funding its cash needs through consistent collections of accounts receivable and continued improvements in the operational performance of our ongoing business lines. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, raise equity or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL FUSION, INC.

Date: May 6, 2002

	By: Name: Title:	/s/ Roy E. Crippen, III Roy E. Crippen, III Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2002

	By: Name: Title:	/s/ Karen L. Surplus Karen L. Surplus Chief Financial Officer (Principal Financial and Accounting Officer)