Form 10QSB
period 2002-06-30
DIGITAL FUSION INC/NJ/
filed 2002-08-08
CIK 1057257

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002 (Second quarter of fiscal 2002)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to________________


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

         ______________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     As of July 31, 2002, 7,163,936 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


                              DIGITAL FUSION, INC.

                                      INDEX


  PART I.      FINANCIAL INFORMATION                                                             Page No.
                                                                                                 --------
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December
            31, 2001..........................................................................         1
           Condensed Consolidated Statements of Operations for the three and six months ended
            June 30, 2002 and 2001 (unaudited)................................................         2
           Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
            2002 and 2001 (unaudited).........................................................         3
           Notes to Condensed Consolidated Financial Statements...............................         4

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        7

  PART II.      OTHER INFORMATION

  Item 1. Legal Proceedings...................................................................        12
  Item 2. Changes in Securities...............................................................        12
  Item 3. Defaults Upon Senior Securities.....................................................        12
  Item 4. Submission of Matters to a Vote of Security Holders.................................        12
  Item 5. Other Information...................................................................        12
  Item 6. Exhibits and Reports on Form 8-K....................................................        13
  Certification by Chief Executive Officer....................................................        14
  Certification by Chief Financial Officer....................................................        15
  SIGNATURES..................................................................................        16


                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                      June 30, 2002    December 31,
                             ASSETS                                     unaudited          2001
                                                                        ---------       -----------
Current assets:
  Cash and cash equivalents                                       $           497   $      1,350
  Accounts receivable (net of allowance for doubtful
      accounts of $340 in 2002 and 2001)                                    1,364          1,963
  Other current assets                                                         40             20
                                                                   ---------------   --------------
   Total current assets                                                     1,901          3,333
Property and equipment, net                                                   354            495
Intangible assets, net                                                      4,547          4,547
Other assets                                                                   49             74
                                                                   ---------------   --------------
   Total assets                                                   $         6,851   $      8,449
                                                                   ===============   ==============

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           $         1,280   $      1,681
  Accrued liabilities on sale of discontinued operations                      167            437
  Accrued severance and restructuring expenses                                173            883
  Current maturities of long-term debt                                        669            233
  Deferred revenue                                                             57            132
                                                                   ---------------   --------------
   Total current liabilities                                                2,346          3,366
Accrued liabilities on sale of discontinued operations - long term              -          1,103
Accrued severance and restructuring expenses - long term                        -            187
Long-term debt, less current maturities                                        77            709
Pension obligation                                                            124            124
Acquisition liabilities                                                        71             71
                                                                   ---------------   --------------
   Total liabilities                                                        2,618          5,560
                                                                   ---------------   --------------
Stockholders' equity:
  Common stock, $.01 par value, authorized 16,000,000 shares,
      7,163,936 shares issued and outstanding                                  72             72
  Additional paid in capital                                               39,821         39,754
  Accumulated deficit                                                     (35,660)       (36,937)
                                                                   ---------------   --------------
   Total stockholders' equity                                               4,233          2,889

                                                                   ---------------   --------------
   Total liabilities and stockholders' equity                     $         6,851   $      8,449
                                                                   ===============   ==============


     See Accompanying Notes to Condensed Consolidated Financial Statements.


                                                        DIGITAL FUSION, INC.

                                        Condensed Consolidated Statements of Operations
                                 For the three and six months ended June 30, 2002 and 2001
                                      (unaudited, in thousands, except per share amounts)


                                                              Three months ended June 30,          Six months ended June 30,
                                                           -----------------------------------    ----------------------------
                                                                  2002               2001              2002            2001
                                                             --------------     --------------    --------------  --------------

Revenues                                                  $            2,557 $         5,418    $       5,366 $        10,633
Cost of services                                                       1,894           4,098            4,075           8,262
                                                           -------------------  --------------    -------------   ------------
         Gross profit                                                    663           1,320            1,291           2,371
                                                           -------------------  --------------    -------------   ------------
Operating expenses:
     Selling, general and administrative                                 884           1,324            1,714           3,403
     Amortization of intangible assets                                     -           1,164                -           2,036
     Severance and restructuring                                         (62)            518             (182)            518
     Gain on forgiveness of debt                                           -               -           (1,539)              -
                                                           -------------------  --------------    -------------   ------------
         Total operating expenses                                        822           3,006               (7)          5,957
                                                           -------------------  --------------    -------------   ------------
         Operating income (loss)                                        (159)         (1,686)           1,298          (3,586)
Interest expense (income), net                                            11              17               21              33
Loss on disposal of assets, net                                            -             212                -             212
                                                           -------------------  --------------    -------------   ------------
         Income (loss) before income taxes                              (170)         (1,915)           1,277          (3,831)
Income tax benefit                                                         -               -                -               -
                                                           -------------------  --------------    -------------   ------------
         Net income (loss)                                $             (170)$        (1,915)   $       1,277 $        (3,831)
                                                           ===================  ==============    =============   ============

Basic earnings (loss) per share                           $           (0.02) $        (0.28)   $         0.18 $        (0.56)
                                                           ===================  ==============    =============   ============
Basic weighted average common shares outstanding                       7,164           6,803            7,164           6,795
                                                           ===================  ==============    =============   ============

Diluted earnings (loss) per share                         $            (0.02)$        (0.28)   $         0.17 $        (0.56)
                                                           ===================  ==============    =============   ============
Diluted weighted average common shares outstanding                     7,164           6,803            7,727           6,795
                                                           ===================  ==============    =============   ============

                                     See Accompanying Notes to Condensed Consolidated Financial Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2002 and 2001
                            (unaudited, in thousands)


                                                                  2002         2001

  Cash flows used in operating activities
     Net income (loss)                                    $      1,277    $   (3,831)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
            Depreciation and amortization                          164         2,391
            Gain on forgiveness of debt                         (1,539)            -
            Non-cash restructuring                                (136)          459
            Loss on disposal of assets, net                          -           211
            Changes in assets and liabilities                     (430)         (561)
                                                            -------------- ------------
                Net cash used in operating activities             (664)       (1,331)

  Cash flows used in investing activities:
     Capital expenditures - property and equipment                 (23)          (25)
     Proceeds from assets sold                                       -           200
                                                            -------------- ------------
             Net cash provided by (used in)                        (23)          175
               investing activities

  Cash flows provided by (used in) financing activities:
     Repayments of notes payable                                  (166)          (95)
                                                            -------------- ------------
             Net cash used in financing activities                (166)          (95)
                                                            -------------- ------------

  Net decrease in cash and cash equivalents                       (853)       (1,251)
  Cash and cash equivalents, beginning of periods                1,350         1,557
                                                            -------------- ------------
  Cash and cash equivalents, end of periods                $       497    $      306
                                                            ============== ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       Basis of Presentation

                  The condensed consolidated interim financial statements of Digital Fusion, Inc. ("DFI," the "Company," "we," or "us") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments reclasses) necessary for a fair presentation of the information shown herein have been included.

                  The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2002. The Company's current operations have been funded through internally generated funds. On July 26, 2002, the Company completed an $800,000 secured convertible debt financing. These funds will be used to provide the Company with additional working capital, pay down the remaining $130,000 owed on scheduled legacy debt payments and to pursue certain growth opportunities. In order for the Company to support substantial growth, the Company may need to fund this growth through additional externally generated funds. The Company continues to review its options, which includes additional debt, equity raise or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

2.       Loss Per Share Data

                  Common stock equivalents in the three-month period ended June 30, 2002 and the three- and six- month periods ended June 30, 2001, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

3.       Income Taxes

                  The Company has not recognized an income tax benefit for its operating losses generated in the three- and six-month periods ended June 30, 2002 and 2001 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three- and six-month periods ended June 30, 2002 and 2001 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

4.       Related Party Transaction

                  The Company entered into a consulting services agreement with PowerCerv Technologies, Inc. (PowerCerv) where the Company provides consulting services to PowerCerv at $100 per hour for 275 hours. DFI recorded deferred revenue of $27,500 during the first quarter of 2002 related to this agreement. The $27,500 was paid to PowerCerv by reducing the note payable owed to PowerCerv. As of June 30, 2002, the Company had $25,465 remaining in deferred revenue.


5.       Goodwill

                  On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of February 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $4.5 million as of June 30, 2002, and was unchanged for the three and six months then ended. The Company recorded amortization of $1,164,000 and $2,036,000 for the three and six months ended June 30, 2001, respectively. In accordance with SFAS 142, the Company discontinued amortization of goodwill as of January 1, 2002.

                  The impact of the adoption of SFAS No. 142 for the three- and six-month periods ended June 30, 2002 and 2001 are summarized as follows:



                                                            Three months ended June 30,        Six months ended June 30,
                                                          --------------------------------    ----------------------------
                                                               2002            2001               2002          2001
                                                          --------------------------------    ----------------------------

Reported net income (loss)                                $         (170) $       (1,915)     $       1,277   $    (3,831)
Add back:  Goodwill amortization                                       -           1,164                  -         2,036
                                                          --------------------------------    ----------------------------
Adjusted net income (loss)                                          (170)           (751)             1,277        (1,795)
                                                          ================================    ============================
Basic earnings (loss) per share
      Reported earnings (loss) per share                  $        (0.02) $        (0.28)     $         0.18  $     (0.56)
      Goodwill amortization                                            -            0.17                   -         0.30
                                                          --------------------------------    ----------------------------
      Adjusted earnings (loss) per share                  $        (0.02) $        (0.11)     $         0.18  $     (0.26)
                                                          ================================    ============================
Basic weighted average common shares outstanding                   7,164           6,803               7,164        6,795
                                                          ================================    ============================

Diluted earnings (loss) per share
      Reported earnings (loss) per share                  $        (0.02) $        (0.28)     $         0.17  $     (0.56)
      Goodwill amortization                                            -            0.17                   -         0.30
                                                          --------------------------------    ----------------------------
      Adjusted earnings (loss) per share                  $        (0.02) $        (0.11)     $         0.17  $     (0.26)
                                                          ================================    ============================
Diluted weighted average common shares outstanding                 7,164           6,803               7,727        6,795
                                                          ================================    ============================

6.       Recently Issued Accounting Pronouncements

                  On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations.

                  On April 1, 2002, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinded the following pronouncements: SFAS 4, Reporting Gains and Losses from Extinguishment of Debt; SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; and SFAS 44, Accounting for Intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS 13, Accounting for Leases and makes technical corrections and amendments to various existing pronouncements. The adoption of SFAS 145 resulted in the Company classifying the gain on forgiveness of debt as part of income from operations on the Company's Condensed Consolidated Statements of Operations.

7.       Forgiveness of Debt and Severance and Restructuring

                  During the first quarter of 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $1,539,000. After the settlements of these debts, the Company reduced its Severance and Restructuring liability by $62,000 and $182,000 for the three- and six-month periods ended June 30, 2002, respectively, based upon its current estimates of its remaining liabilities associated with its 2001 restructurings.

                  The adoption of SFAS 145 resulted in the Company classifying the gain on forgiveness of debt as income from operations instead of an extraordinary gain on the Company's Condensed Consolidated Statements of Operations. Prior periods have been reclassified to conform to the adoption of SFAS 145. This reclassification had no effect on net income for any period.

8.       Reclass of Income Statement Accounts

                  To conform to the presentation in 2002, revenues and cost of goods sold were increased for the three- and six-month periods ended June 30, 2001 in the consolidated income statement to include travel and entertainment expenses billed to customers. This reclassification had no effect on net income for any period.

9.       Subsequent Event

                  On July 26, 2002, the Company closed on an $800,000, 10% convertible note collateralized by the Company's accounts receivable. After ninety days, the Company pays principal and interest on a monthly basis. This note matures on January 26, 2004. At the noteholder's election, this note can be converted into DFI common stock at $0.922 a share after the DFI common stock price is at or above $1.15 a share for ten consecutive days. Additionally, a five-year warrant to purchase 75,000 shares of DFI common stock at $1.15 per share was issued. The Company paid a management fee of $48,000 to the noteholder, which will be amortized to interest expense over the 18-month life of the note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2001 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

         Overview

                  DFI is an information technology ("IT") consulting company helping our customers use technology to access business information and enhance the performance of their human capital. We provide a broad range of business and IT consulting services including IT Support and integration; IT consulting and Enterprise Application Solutions. The Company was incorporated in 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During the annual 2001 shareholders meeting, the shareholders approved a name change to Digital Fusion, Inc. We are a Delaware corporation and our main administrative office is located in Tampa, Florida, along with regional offices in Alabama, Florida, New

         Jersey, New York and Virginia. We provide our services to businesses, organizations and public sector institutions primarily in the Eastern United States. Our revenues are derived principally from fees earned in connection with the performance of services provided to customers. We typically bill on a time and materials basis. The majority of our costs are associated with personnel. Attracting and retaining billable personnel will be important for our Company going forward. Our quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. Demand for the Company's services has historically been lower during the fourth quarter as a result of holidays and vacations.

                   Our success is based on a total approach, providing the people, processes, and technology needed to translate business needs into sound IT strategies. This total approach is driven by the vision and diverse skills of our people, talented professionals who view projects from a wider perspective. They understand that no successful project is developed in isolation. This big-picture approach bucks today's trend toward the narrower focus of specialization. Vendor-specific certification programs churn out consultants focused on only a small set of products, a one-tool-fits-all approach, producing inefficient and expensive solutions to business problems. We transform technology into complete solutions through our integrated multi-disciplinary services, including Information Technology Consulting, Business Application Development and IT Support and Integration.

                  On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of February 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $4.5 million as of March 30, 2002. The Company recorded amortization of $1,164,000 and $2,036,000 for the three- and six-month periods ended June 30, 2001, respectively. In accordance with SFAS 142, the Company discontinued amortization as of January 1, 2002.

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

                  On April 1, 2002, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinded the following pronouncements: SFAS 4, Reporting Gains and Losses from Extinguishment of Debt; SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; and SFAS 44, Accounting for Intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS 13, Accounting for Leases and makes technical corrections and amendments to various existing pronouncements. The adoption of SFAS 145 resulted in the Company classifying the gain on forgiveness of debt as part of income from operations on the Company's Condensed Consolidated Statements of Operations.

                  There are no new litigation issues.


                  Results of Operations

         THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

                  REVENUES. Revenues decreased by $2,861,000 to $2,557,000 for the three months ended June 30, 2002 and decreased $5,267,000 to $5,366,000 for the six months ended June 30, 2002. The decrease in revenues during the three and six months ended 2002 compared to the same period in the prior year was primarily due to the business divisions and offices that were shut down or sold during our 2001 restructuring. Approximately $400,000 and $1,300,000 of the decrease in revenue during the three and six months ended June 30, 2002, respectively, was due to the softening of the IT consulting market over the last year. Revenue from our largest professional services customer was responsible for 23% of our revenue in 2002 as compared to 17% in 2001. We expect our revenues to continue to be lower during the remainder of 2002 as compared to 2001 due to the business divisions and offices that were shut down or sold during 2001.

                  COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $2,204,000 for the three months ended June 30, 2002 compared to the prior year and decreased by $4,187,000 for the six months ended June 30, 2002 compared to the prior year. As our revenues decreased due to the business units and offices that were shut down or sold during 2001 and the softening of the IT consulting market over the last year, we reduced our services headcount, which reduced our cost of services. We expect our cost of services to continue to be lower during the remainder of 2002 as compared to 2001 due to the reduced services headcount from business units and offices that were shut down or sold and lower than expected revenue due to the softening of the IT consulting market over the last year.

                  GROSS PROFIT. Our gross profit for the second quarter during 2002 was $663,000, or 26% of revenues as compared to $1,320,000, or 24%
         of revenues for the second quarter of 2001. This increase in gross profit as a percent of revenues is due to the business units that were sold and offices closed had lower profit margins for the three months ending June 30, 2001 since they were being sold or the offices were being closed and during the three months ended June 30, 2002, the Company reduced some billable consultants positions that were not currently billing. The Company's gross profit in actual dollars decreased $657,000 due to the decrease in revenue discussed above.

                  The gross profit for the six-month period ended June 30, 2002 was $1,291,000, or 24% of revenues and $2,371,000, or 22% of revenues for the six-month period ended June 30, 2001. This increase in gross profit as a percent of revenues is due to the business units that were sold and offices closed had lower profit margins for the six months ending June 30, 2001 since they were being sold or the offices were being closed and during the six months ended June 30, 2002, the Company reduced some billable consultants positions that were not currently billing. The Company's gross profit in actual dollars decreased $1,080,000 due to the decrease in revenue discussed above.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist primarily of salaries and costs associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of DFI. Selling, general and administrative expenses decreased by $440,000, or 33%, for the three-month period ended June 30, 2002 compared to the same period during 2001. SG&A decreased $1,689,000 or 50% for the six-month period ended June 30, 2002 compared to the same period during 2001. The decrease in SG&A is primarily due to the administrative headquarters move from New Jersey to Florida during January 2001 and the reduction of costs related to the business units that were sold and offices closed during 2001 and the April 2001 restructuring. We expect our selling, general and administrative costs to be lower during the remainder of 2002 as compared to 2001.

                  AMORTIZATION OF INTANGIBLE ASSETS. We implemented SFAS 142 on January 1, 2002 and in accordance with SFAS 142, we discontinued amortization of goodwill as of January 1, 2002. The amortization recorded for the three- and six month periods ended June 30, 2001 was $1,164,000 and $2,036,000, respectively. In accordance with SFAS 142, there will be no amortization of goodwill during the remainder of 2002.

                  SEVERANCE AND RESTRUCTURING. We reduced our Severance and Restructuring liability by $62,000 and $182,000 for the three- and six-month periods ending June 30, 2002 based upon our current estimates of our remaining liabilities associated with our 2001 restructurings.

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

                   GAIN ON FORGIVENESS OF DEBT. During the first quarter of 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $1,539,000.

                  INTEREST EXPENSE (INCOME), NET. Interest expense in 2002 and 2001 consists of interest payments and accruals on indebtedness in connection with the acquisition of digital fusion, inc (a Florida corporation). Net interest expense was $11,000 and $17,000 for the three months ended June 30, 2002 and 2001, respectively and $21,000 and $33,000 for the six months ended June 30, 2002 and 2001, respectively.

                  LOSS ON DISPOSAL OF ASSETS, NET. During April 2001, the Company sold its web hosting and non-dial-up internet access business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up internet access business and subleased 4,000 square feet of the Cedar Knolls office space. The Company recorded a $212,000 loss related to this sale. Veraciti is owned by Frank Altieri, a former member of the DFI Board of Directors.

                  INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three- and six-month periods ended June 30, 2002 and 2001 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three- and six-month periods ended June 30, 2002 and 2001 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

         Liquidity and Capital Resources

                  The net cash used in operating activities decreased from $1,331,000 in 2001 compared to $664,000 in 2002. This change is primarily attributable to operating results that produced a net loss in the amount of $3,831,000 for the six months ended June 30, 2001 compared to a net income of $1,277,000 for the corresponding six-month period in 2002. Also, during the six months ended June 30, 2002, DFI paid approximately $600,000 related to restructuring liabilities and accrued liabilities on sale of discontinued operations.

                  Net cash used in investing activities was $25,000 in 2001 compared to $23,000 in 2002. The cash used in both periods was related to investments in equipment. The Company does not expect to have significant equipment purchases during the remainder of 2002. During the six months ended June 30, 2001, we received $200,000 related to the sale of our web hosting and non-dial-up internet access business.

                  Financing activities used cash and cash equivalents of $95,000 in 2001, and $166,000 in 2002, which were for principal payments on the note payable owed to PowerCerv. DFI paid the September 30, 2002 debt service payment early during the second quarter to receive a $6,300 discount.

                  Our working capital at June 30, 2002 is $(445,000). Our net accounts receivable balance outstanding at June 30, 2002 is $1,364,000. Our cash and cash equivalents is $497,000. DFI has $130,000 of scheduled 2002 payments related to liability settlements. Currently the Company is funding its cash needs through consistent collections of accounts receivable and current operations. On July 26, 2002, the Company completed an $800,000 secured convertible debt financing. These funds will be used to provide the Company with additional working capital, pay down the remaining $130,000 owed on scheduled legacy debt payments and to pursue certain growth opportunities. The Company received net proceeds of $731,000 after certain fees and costs were deducted. In order for the Company to support substantial growth, the Company may need to fund this growth through additional externally generated funds. The Company continues to review its options, which includes additional debt, equity raise or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

                  PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings.

                     No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

         Item 2.     Changes in Securities.

                     None.

         Item 3.     Defaults Upon Senior Securities

                     None.

         Item 4.     Submission of Matters to a Vote of Security Holders.

                     None.

         Item 5.     Other Information.

                     None.

         Item 6.     Exhibits and Reports on Form 8-K.

                     (a)  Exhibits

                          10.30 Securities Purchase Agreement dated as of July 26, 2002 by and between the Company and Laurus Master Fund, Ltd

                          10.31 Convertible Note dates as of July 26, 2002 by and between the Company and Laurus Master Fund, Ltd.

                     (b)  Reports on Form 8-K.

                          None.

                        CERTIFICATION OF PERIODIC REPORT


I, Roy E. Crippen, III of Digital Fusion, Inc. certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        (1) the Quarterly Report on Form 10-QSB of the Company for the second quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C 78m or 78o(d)); and
        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company



Dated: August 8, 2002
                                                       /s/ Roy E. Crippen, III
                                                       -----------------------
                                                       Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT


I, Karen L. Surplus of Digital Fusion, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        (1) the Quarterly Report on Form 10-QSB of the Company for the second quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


Dated: August 8, 2002
                                                        /s/ Karen L. Surplus
                                                        -----------------------
                                                        Chief Financial Officer

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DIGITAL FUSION, INC.



  Date:  August 8, 2002      By:    /s/  Roy E. Crippen, III
                                -----------------------------------------------
                             Name:  Roy E. Crippen, III
                             Title: Chief Executive Officer and President
                                    (Principal Executive Officer)








  Date:  August 8, 2002      By:    /s/  Karen L. Surplus
                                ------------------------------------------------
                             Name:  Karen L. Surplus
                             Title: Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                                  EXHIBIT 10.30


                              DIGITAL FUSION, INC.


                          SECURITIES PURCHASE AGREEMENT


                                  July 26, 2002

                                                      TABLE OF CONTENTS

                                                                                                                Page
1.       AGREEMENT TO SELL AND PURCHASE...........................................................................1

2.       FEES AND WARRANT.........................................................................................1

3.       CLOSING, DELIVERY AND PAYMENT............................................................................2

         3.1      Closing.........................................................................................2

         3.2      Delivery........................................................................................2

4.       REPRESENTATIONS AND WARRANTIES OF THE COMPANY............................................................2

         4.1      Organization, Good Standing and Qualification...................................................2

         4.2      Subsidiaries....................................................................................3

         4.3      Capitalization; Voting Rights...................................................................3

         4.4      Authorization; Binding Obligations..............................................................4

         4.5      Liabilities.....................................................................................4

         4.6      Agreements; Action..............................................................................4

         4.7      Obligations to Related Parties..................................................................5

         4.8      Changes.........................................................................................5

         4.9      Title to Properties and Assets; Liens, Etc......................................................6

         4.10     Intellectual Property...........................................................................7

         4.11     Compliance with Other Instruments...............................................................7

         4.12     Litigation......................................................................................7

         4.13     Tax Returns and Payments........................................................................8

         4.14     Employees.......................................................................................8

         4.15     Registration Rights and Voting Rights...........................................................8

         4.16     Compliance with Laws; Permits...................................................................9

         4.17     Environmental and Safety Laws...................................................................9

         4.18     Valid Offering..................................................................................9

         4.19     Full Disclosure.................................................................................9

         4.20     Insurance......................................................................................10

         4.21     SEC Reports....................................................................................10

         4.22     No Market Manipulation.........................................................................10

         4.23     Listing........................................................................................10

         4.24     No Integrated Offering.........................................................................10

         4.25     Stop Transfer..................................................................................10

         4.26     Dilution.......................................................................................11

5.       REPRESENTATIONS AND WARRANTIES OF THE PURCHASERS........................................................11

         5.1      Requisite Power and Authority..................................................................11

         5.2      Investment Representations.....................................................................11

         5.3      Purchaser Bears Economic Risk..................................................................11

         5.4      Acquisition for Own Account....................................................................12

         5.5      Purchaser Can Protect Its Interest.............................................................12

         5.6      Accredited Investor............................................................................12

         5.7      Legends........................................................................................12

         5.8      No Shorting....................................................................................12

         5.8      Volume Limitation..............................................................................12

6.       COVENANTS OF THE COMPANY................................................................................13

         6.1      Stop-Orders....................................................................................13

         6.2      Listing........................................................................................13

         6.3      Market Regulations.............................................................................14

         6.4       Reporting Requirements........................................................................14

         6.5      Use of Funds...................................................................................14

         6.6      Access to Facilities...........................................................................14

         6.7      Taxes..........................................................................................14

         6.8      Insurance......................................................................................14

         6.9      Intellectual Property..........................................................................15

         6.10     Properties.....................................................................................15

         6.11     Confidentiality................................................................................15

         6.12     Required Approvals.............................................................................15

         6.13     Reissuance of Securities.......................................................................15

         6.14     Opinion........................................................................................16

7.       COVENANTS OF THE PURCHASER..............................................................................17

         7.1      Confidentiality................................................................................16

8.       COVENANTS OF THE COMPANY AND PURCHASERS REGARDING INDEMNIFICATION.......................................16

         8.1      Company Indemnification........................................................................16

         8.2      Purchaser's Indemnification....................................................................16

         8.2      Procedures.....................................................................................16

9.       CONVERSION OF CONVERTIBLE NOTE..........................................................................17

         9.1      Mechanics of Conversion........................................................................17

         9.2      Maximum Conversion.............................................................................18

         9.3      Optional Redemption..............................................................................

10.      REGISTRATION RIGHTS.....................................................................................19

         10.1     Registration Rights Granted....................................................................19

         10.2     Registration Procedures........................................................................20

         10.3     Provision of Documents.........................................................................21

         10.4     Non-Registration Events........................................................................21

         10.5     Expenses.......................................................................................21

         10.6     Indemnification and Contribution...............................................................22

11.      OFFERING RESTRICTIONS...................................................................................24

12.      SECURITY INTEREST.......................................................................................24

13.      MISCELLANEOUS...........................................................................................24

         13.1     Governing Law..................................................................................24

         13.2     Survival.......................................................................................24

         13.3     Successors and Assigns.........................................................................25

         13.4     Entire Agreement...............................................................................25

         13.5     Severability...................................................................................25

         13.6     Amendment and Waiver...........................................................................25

         13.7     Delays or Omissions............................................................................25

         13.8     Notices........................................................................................25

         13.9     Attorneys' Fees................................................................................26

         13.10    Titles and Subtitles...........................................................................26

         13.11    Counterparts...................................................................................26

         13.12    Broker's Fees..................................................................................26

         13.13    Construction...................................................................................26

                              DIGITAL FUSION, INC.
                          SECURITIES PURCHASE AGREEMENT


THIS SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of July 26, 2002, by and among Digital Fusion, Inc., a Delaware corporation (the "Company"), and Laurus Master Fund, Ltd., a Cayman Islands company (the "Purchaser").

                                    RECITALS

WHEREAS, the Company has authorized the sale of a 6% Convertible Note in an aggregate principal amount of $800,000 (the "Note"), convertible into shares of the Company's common stock, $0.01 par value per share (the "Common Stock") at a fixed conversion price of $.922 per share of Common Stock ("Fixed Conversion Price");

WHEREAS, the Company wishes to issue a warrant to the Purchaser to purchase shares of the Company's Common Stock in connection with Purchaser's purchase of the Note;

WHEREAS, Purchaser desires to purchase the Note and Warrant on the terms and conditions set forth herein; and

WHEREAS, the Company desires to issue and sell the Note and Warrant to Purchaser on the terms and conditions set forth herein.

AGREEMENT

NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises, representations, warranties and covenants hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. AGREEMENT TO SELL AND PURCHASE. Pursuant to the terms and conditions set forth in this Agreement, on the Closing Date (as defined in Section 3), the Company agrees to sell to the Purchaser, and the Purchaser hereby agrees to purchase from the Company a Note in the amount of $800,000 convertible in accordance with the terms thereof into shares of the Company's Common Stock in accordance with the terms of the Note and this Agreement. The Note purchased on the Closing Date shall be known as the "Offering." A form of the Note is annexed hereto as Exhibit A. The Note will have a Maturity Date (as defined in the Note) eighteen months from the date of issuance. Collectively, the Note and Warrant (as defined in Section 2) and Common Stock issuable in payment of the Note, upon conversion of the Note and upon exercise of the Warrant are referred to as the "Securities."

2.       FEES AND WARRANT.   On the Closing Date:

     (a) The Company will issue and deliver to the Purchaser a Warrant to purchase 75,000 shares of Common Stock in connection with the Offering (the "Warrant") pursuant to Section 1 hereof. The Warrant must be delivered on the Closing Date. A form of Warrant is annexed hereto as Exhibit B. All the representations, covenants, warranties, undertakings, and indemnification, and other rights made or granted to or for the benefit of the Purchaser by the Company are hereby also made and granted in respect of the Warrant and shares of the Company's Common Stock issuable upon exercise of the Warrant (the "Warrant Shares").

     (b) The Company shall reimburse the Purchaser for its reasonable legal fees for services rendered to the Purchaser in preparation of this Agreement and the Related Agreements, and expenses in connection with the Purchaser's due diligence review of the Company and relevant matters. Amounts required to be paid hereunder will be paid at the Closing and shall not exceed $20,000.

     (c) The Company will pay a cash fee in the amount of six percent (6%) of the amount of the Note issued on the Closing Date (as defined in 3.1) to be paid to the Company from the sale of Note in the Offering (the "Fund Management Fee") to Laurus Capital Management, L.L.C., a Delaware limited liability company. The Fund Management Fee must be paid on the Closing Date. The aforementioned Fund Management Fee and legal fees will be payable at the Closing out of funds held pursuant to a Funds Escrow Agreement to be entered into by the Company, Purchaser and an Escrow Agent (the "Funds Escrow Agreement").

3.       CLOSING, DELIVERY AND PAYMENT.

     3.1 Closing. Subject to the terms and conditions herein, the closing of the transactions contemplated hereby (the "Closing"), shall take place on the date hereof, at such time or place as the Company and Purchaser may mutually agree (such date is hereinafter referred to as the "Closing Date").

     3.2 Delivery. Pursuant to the Funds Escrow Agreement, in the form attached as Exhibit C, at the Closing, subject to the terms and conditions hereof, the Company will deliver to the Escrow Agent, among other things, a Note in the form attached as Exhibit A representing the principal amount of $800,000 and a Common Stock Purchase Warrant in the form attached as Exhibit B in the Purchaser's name representing 75,000 Warrant Shares and the Purchaser will deliver to the Escrow Agent, among other things, $800,000, by certified funds or wire transfer made payable to the order of the Escrow Agent.

4.       REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

     The Company hereby represents and warrants to the Purchaser as of the date of this Agreement as set forth below which disclosures are supplemented by, and subject to the Company's filings under the Securities Exchange Act of 1934 (collectively, the "Exchange Act Filings"), copies of which have been provided to the Purchaser.

     4.1 Organization, Good Standing and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company has the corporate power and authority to own and operate its properties and assets, to execute and deliver this Agreement, the Warrant to be issued in connection with this Agreement (in the case of the Company only), the Funds Escrow Agreement, the Security Agreement and all other agreements referred to herein (collectively, the "Related Agreements"), to issue and sell the Note and the shares of Common Stock issuable upon conversion of the Note (the "Note Shares") (in the case of the Company only), to issue and sell the Warrant and the Warrant Shares (in the case of the Company only), and to carry out the provisions of this

Agreement and the Related Agreements and to carry on its business as presently conducted. The Company is duly qualified and is authorized to do business and is in good standing as a foreign corporation in all jurisdictions in which the nature of its activities and of its properties (both owned and leased) makes such qualification necessary, except for those jurisdictions in which failure to do so would not have a material adverse effect on the Company or its business.

     4.2 Subsidiaries. Except as disclosed on Schedule 4.2, the Company does not own or control any equity security or other interest of any other corporation, limited partnership or other business entity.

     4.3 Capitalization; Voting Rights.

     (a) The authorized capital stock of the Company, as of April 15, 2002, consists of 16,000,000 shares of Common Stock, par value $0.01 per share, 7,163,936 shares of which are issued and outstanding and 1,000,000 shares preferred stock, par value $0.01 per share of which no shares are outstanding.

     (b) Except as disclosed on Schedule 4.3, other than (i) the shares reserved for issuance under the Company's stock option plans; and (ii) shares which may be granted pursuant to this Agreement and the Related Agreements, there are no outstanding options, warrants, rights (including conversion or preemptive rights and rights of first refusal), proxy or stockholder agreements, or arrangements or agreements of any kind for the purchase or acquisition from the Company of any of its securities. Neither the offer, issuance or sale of any of the Note or Warrant, or the issuance of any of the Note Shares or Warrant Shares, nor the consummation of any transaction contemplated hereby will result in a change in the price or number of any securities of the Company outstanding, under anti-dilution or other similar provisions contained in or affecting any such securities.

     (c) All issued and outstanding shares of the Company's Common Stock (i) have been duly authorized and validly issued and are fully paid and nonassessable and (ii) were issued in compliance with all applicable state and federal laws concerning the issuance of securities.

     (d) The rights, preferences, privileges and restrictions of the shares of the Common Stock are as stated in the Certificate of Incorporation (the
"Charter"). The Note Shares and Warrant Shares have been duly and validly reserved for issuance. When issued in compliance with the provisions of this Agreement and the Company's Charter, the Securities will be validly issued, fully paid and nonassessable, and will be free of any liens or encumbrances; provided, however, that the Securities may be subject to restrictions on transfer under state and/or federal securities laws as set forth herein or as otherwise required by such laws at the time a transfer is proposed.

     4.4 Authorization; Binding Obligations. All corporate action on the part of the Company, its officers and directors necessary for the authorization of this Agreement and the Related Agreements, the performance of all obligations of the Company hereunder at the Closing and, the authorization, sale, issuance and delivery of the Note and Warrant has been taken or will be taken prior to the Closing. The Agreement and the Related Agreements, when executed and delivered and to the extent it is a party thereto, will be valid and binding obligations of the Company enforceable in accordance with their terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable or legal remedies. The sale of the Note and the subsequent conversion of the Note into Note Shares are not and will not be subject to any preemptive rights or rights of first refusal that have not been properly waived or complied with. The issuance of the Warrant and the subsequent exercise of the Warrant for Warrant Shares are not and will not be subject to any preemptive rights or rights of first refusal that have not been properly waived or complied with. The Note and the Warrant, when executed and delivered in accordance with the terms of this Agreement, will be valid and binding obligations of the Company, enforceable in accordance with their respective terms.

     4.5 Liabilities. The Company, to the best of its knowledge, knows of no material contingent liabilities, except current liabilities incurred in the ordinary course of business and liabilities disclosed in any Exchange Act Filings.

     4.6 Agreements; Action. Except as set forth on Schedule 4.6 or as disclosed in any Exchange Act Filings:

     (a) There are no agreements, understandings, instruments, contracts, proposed transactions, judgments, orders, writs or decrees to which the Company is a party or to its knowledge by which it is bound which may involve (i) obligations (contingent or otherwise) of, or payments to, the Company in excess of $50,000 (other than obligations of, or payments to, the Company arising from purchase or sale agreements entered into in the ordinary course of business), or
(ii) the transfer or license of any patent, copyright, trade secret or other proprietary right to or from the Company (other than licenses arising from the purchase of "off the shelf" or other standard products), or (iii) provisions restricting the development, manufacture or distribution of the Company's products or services, or (iv) indemnification by the Company with respect to infringements of proprietary rights.

     (b) The Company has not (i) declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock, (ii) incurred any indebtedness for money borrowed or any other liabilities individually in excess of $50,000 or, in the case of indebtedness and/or liabilities individually less than $50,000, in excess of $100,000 in the aggregate, (iii) made any loans or advances to any person not in excess, individually or in the aggregate, of $100,000, other than ordinary advances for travel expenses, or (iv) sold, exchanged or otherwise disposed of any of its assets or rights, other than the sale of its inventory in the ordinary course of business.

     (c) For the purposes of subsections (a) and (b) above, all indebtedness, liabilities, agreements, understandings, instruments, contracts and proposed transactions involving the same person or entity (including persons or entities the Company has reason to believe are affiliated therewith) shall be aggregated for the purpose of meeting the individual minimum dollar amounts of such subsections.

     4.7 Obligations to Related Parties. Except as set forth on Schedule 4.7, there are no obligations of the Company to officers, directors, stockholders or employees of the Company other than (a) for payment of salary for services rendered and for bonus payments, (b) reimbursement for reasonable expenses incurred on behalf of the Company, (c) for other standard employee benefits made generally available to all employees (including stock option agreements outstanding under any stock option plan approved by the Board of Directors of the Company) and (d) obligations listed in the Company's financial statements or disclosed in any of its Exchange Act Filings. Except as described above or set forth on Schedule 4.7, none of the officers, directors or, to the best of the Company's knowledge, key employees or stockholders of the Company or any members of their immediate families, are indebted to the Company, individually or in the aggregate, in excess of $50,000 or have any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation which competes with the Company, other than passive investments in publicly traded companies (representing less than 1% of such company) which may compete with the Company. Except as described above, no officer, director or stockholder, or any member of their immediate families, is, directly or indirectly, interested in any material contract with the Company and no agreements, understandings or proposed transactions are contemplated between the Company and any such person. Except as set forth on Schedule 4.7, the Company is not a guarantor or indemnitor of any indebtedness of any other person, firm or corporation.

     4.8 Changes. Since March 31, 2002, except as disclosed in any Exchange Act Filing or in any Schedule to this Agreement or to any of the Related Agreements, there has not been:

     (a) Any change in the assets, liabilities, financial condition, prospects or operations of the Company, other than changes in the ordinary course of business, none of which individually or in the aggregate has had or is reasonably expected to have a material adverse effect on such assets, liabilities, financial condition, prospects or operations of the Company;

     (b) Any resignation or termination of any officer, key employee or group of employees of the Company;

     (c) Any material change,  except in the ordinary course of business, in the
contingent  obligations  of  the  Company  by  way  of  guaranty,   endorsement,
indemnity, warranty or otherwise;

     (d) Any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the properties, business or prospects or financial condition of the Company;

     (e) Any waiver by the Company of a valuable right or of a material debt owed to it;

     (f) Any direct or indirect material loans made by the Company to any stockholder, employee, officer or director of the Company, other than advances made in the ordinary course of business;

     (g) Any material change in any compensation arrangement or agreement with any employee, officer, director or stockholder;

     (h) Any declaration or payment of any dividend or other distribution of the assets of the Company;

     (i) Any labor organization activity related to the Company;

     (j) Any debt, obligation or liability incurred, assumed or guaranteed by the Company, except those for immaterial amounts and for current liabilities incurred in the ordinary course of business;

     (k)  Any  sale,   assignment  or  transfer  of  any  patents,   trademarks,
copyrights, trade secrets or other intangible assets;

     (l) Any change in any material agreement to which the Company is a party or by which it is bound which may materially and adversely affect the business, assets, liabilities, financial condition, operations or prospects of the Company;

     (m) Any other event or condition of any character that, either individually or cumulatively, has or may materially and adversely affect the business, assets, liabilities, financial condition, prospects or operations of the Company; or

     (n) Any arrangement or commitment by the Company to do any of the acts described in subsection (a) through (m) above.

     4.9 Title to  Properties  and Assets;  Liens,  Etc.  Except as set forth on
Schedule 4.9, the Company has good and marketable title to its properties and assets, and good title to its leasehold estates, in each case subject to no mortgage, pledge, lien, lease, encumbrance or charge, other than (a) those resulting from taxes which have not yet become delinquent, (b) minor liens and encumbrances which do not materially detract from the value of the property subject thereto or materially impair the operations of the Company, and (c) those that have otherwise arisen in the ordinary course of business. All facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used by the Company are in good operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. Except as set forth on Schedule 4.9, the Company is in compliance with all material terms of each lease to which it is a party or is otherwise bound.

     4.10 Intellectual Property.

     (a) The Company owns or possesses sufficient legal rights to all patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes necessary for its business as now conducted and to the Company's knowledge as presently proposed to be conducted (the "Intellectual Property"), without any known infringement of the rights of others. There are no outstanding options, licenses or agreements of any kind relating to the foregoing proprietary rights, nor is the Company bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity other than such licenses or agreements arising from the purchase of "off the shelf" or standard products.

     (b) Except as set forth on Schedule 4.10(b), the Company has not received any communications alleging that the Company has violated any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity, nor is the Company aware of any basis therefor.

     (c) The Company does not believe it is or will be necessary to utilize any inventions, trade secrets or proprietary information of any of its employees made prior to their employment by the Company, except for inventions, trade secrets or proprietary information that have been rightfully assigned to the Company.

     4.11 Compliance with Other Instruments. Except as set forth on Schedule 4.11, the Company is not in violation or default of any term of its Charter or Bylaws, or of any material provision of any mortgage, indenture, contract, agreement, instrument or contract to which it is party or by which it is bound or of any judgment, decree, order or writ. The execution, delivery and performance of and compliance with this Agreement and the Related Agreements to which it is a party, and the issuance and sale of the Note by the Company and the other Securities by the Company each pursuant hereto, will not, with or without the passage of time or giving of notice, result in any such material violation, or be in conflict with or constitute a default under any such term or provision, or result in the creation of any mortgage, pledge, lien, encumbrance or charge upon any of the properties or assets of the Company or the suspension, revocation, impairment, forfeiture or nonrenewal of any permit, license, authorization or approval applicable to the Company, its business or operations or any of its assets or properties.

     4.12 Litigation. Except as set forth on Schedule 4.12, there is no action, suit, proceeding or investigation pending or, to the Company's knowledge, currently threatened against the Company that prevents the Company to enter into this Agreement or the Related Agreements, or to consummate the transactions contemplated hereby or thereby, or which might result, either individually or in the aggregate, in any material adverse change in the assets, condition, affairs or prospects of the Company, financially or otherwise, or any change in the current equity ownership of the Company, nor is the Company aware that there is any basis for any of the foregoing. The Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

     4.13 Tax Returns and Payments. The Company has timely filed all tax returns (federal, state and local) required to be filed by it. All taxes shown to be due and payable on such returns, any assessments imposed, and to the Company's knowledge all other taxes due and payable by the Company on or before the Closing, have been paid or will be paid prior to the time they become delinquent. Except as set forth on Schedule 4.13, the Company has not been advised (a) that any of its returns, federal, state or other, have been or are being audited as of the date hereof, or (b) of any deficiency in assessment or proposed judgment to its federal, state or other taxes. The Company has no knowledge of any liability of any tax to be imposed upon its properties or assets as of the date of this Agreement that is not adequately provided for.

     4.14 Employees. Except as set forth on Schedule 4.14, the Company has no collective bargaining agreements with any of its employees. There is no labor union organizing activity pending or, to the Company's knowledge, threatened with respect to the Company. Except as disclosed in the Exchange Act Filings, the Company is not a party to or bound by any currently effective employment contract, deferred compensation arrangement, bonus plan, incentive plan, profit sharing plan, retirement agreement or other employee compensation plan or agreement. To the Company's knowledge, no employee of the Company, nor any consultant with whom the Company has contracted, is in violation of any term of any employment contract, proprietary information agreement or any other agreement relating to the right of any such individual to be employed by, or to contract with, the Company because of the nature of the business to be conducted by the Company; and to the Company's knowledge the continued employment by the Company of its present employees, and the performance of the Company's contracts with its independent contractors, will not result in any such violation. The Company is not aware that any of its employees is obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with their duties to the Company. The Company has not received any notice alleging that any such violation has occurred. Except for employees who have a current effective employment agreement with the Company, no employee of the Company has been granted the right to continued employment by the Company or to any material compensation following termination of employment with the Company. The Company is not aware that any officer, key employee or group of employees intends to terminate his, her or their employment with the Company, nor does the Company have a present intention to terminate the employment of any officer, key employee or group of employees.

     4.15 Registration Rights and Voting Rights. Except as set forth on Schedule
4.15 and except as disclosed in Exchange Act Filings, the Company is presently not under any obligation, and has not granted any rights, to register any of the Company's presently outstanding securities or any of its securities that may hereafter be issued. To the Company's knowledge, no stockholder of the Company has entered into any agreement with respect to the voting of equity securities of the Company.

     4.16 Compliance with Laws; Permits. Except as set forth on Schedule 4.16, to its knowledge, the Company is not in violation in any material respect of any applicable statute, rule, regulation, order or restriction of any domestic or foreign government or any instrumentality or agency thereof in respect of the conduct of its business or the ownership of its properties which violation would materially and adversely affect the business, assets, liabilities, financial condition, operations or prospects of the Company. No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with the execution and delivery of this Agreement and the issuance of any of the Securities, except such as has been duly and validly obtained or filed, or with respect to any filings that must be made after the Closing, as will be filed in a timely manner. The Company has all material franchises, permits, licenses and any similar authority necessary for the conduct of its business as now being conducted by it, the lack of which would materially and adversely affect the business, properties, prospects or financial condition of the Company.

     4.17 Environmental and Safety Laws. The Company is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and to its knowledge, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. No Hazardous Materials (as defined below) are used or have been used, stored, or disposed of by the Company or, to the Company's knowledge, by any other person or entity on any property owned, leased or used by the Company. For the purposes of the preceding sentence, "Hazardous Materials" shall mean (a) materials which are listed or otherwise defined as "hazardous" or "toxic" under any applicable local, state, federal and/or foreign laws and regulations that govern the existence and/or remedy of contamination on property, the protection of the environment from contamination, the control of hazardous wastes, or other activities involving hazardous substances, including building materials, or (b) any petroleum products or nuclear materials.

     4.18 Valid Offering. Assuming the accuracy of the representations and warranties of the Purchaser contained in this Agreement, the offer, sale and issuance of the Securities will be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and will have been registered or qualified (or are exempt from registration and qualification) under the registration, permit or qualification requirements of all applicable state securities laws.

     4.19 Full Disclosure. The Company has provided the Purchaser with all information requested by the Purchaser in connection with its decision to purchase the Note and Warrant, including all information the Company believes is reasonably necessary to make such investment decision. Neither this Agreement, the exhibits and schedules hereto, the Related Agreements nor any other document delivered by the Company to Purchaser or its attorneys or agents in connection herewith or therewith or with the transactions contemplated hereby or thereby, contain any untrue statement of a material fact nor omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances in which they are made, not misleading. Any financial projections and other estimates provided to the Purchaser by the Company were based on the Company's experience in the industry and on assumptions of fact and opinion as to future events which the Company, at the date of the issuance of such projections or estimates, believed to be reasonable. As of the date hereof the Company has seen no material improvement in Information Technology (IT) spending by its clients and prospects that underlies and drives its revenue projections. The Company is not likely to meet or exceed financial projections provided to the Purchaser until IT spending and the general United States economy improves. As of the date hereof and until IT spending improves the operational plan of the Company is to retain core clients, tactically engage new clients with small transactions and manage cash burn (primarily through controlling costs). The Company anticipates that it will remain cash flow negative to cash flow neutral for the foreseeable future.

     4.20 Insurance. The Company has general commercial, product liability, fire and casualty insurance policies with coverage customary for companies similarly situated to the Company in the same or similar business.

     4.21 SEC Reports. The Company has filed all proxy statements, reports and other documents required to be filed by it under the Exchange Act. The Company has furnished the Purchaser with copies of (i) its Annual Report on Form 10-KSB for the fiscal year ended

December 31, 2001, (ii) its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002 and (iii) its Proxy Statement dated April 16,
2002 (collectively, the "SEC Reports"). Each SEC Report was, at the time of its filing, in substantial compliance with the requirements of its respective form and none of the SEC Reports, nor the financial statements (and the notes thereto) included in the SEC Reports, as of their respective filing dates, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     4.22 Listing. The Company's Common Stock is listed for trading on the Nasdaq SmallCap Market and satisfies all requirements for the continuation of such listing. The Company has not received any notice that its Common Stock will be delisted from the Nasdaq SmallCap Market or that the Common Stock does not meet all requirements for the continuation of such listing.

     4.23  No  Integrated  Offering.   Neither  the  Company,  nor  any  of  its
affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales of any security or solicited any offers to buy any security under circumstances that would cause the offering of the Securities pursuant to this Agreement to be integrated with prior offerings by the Company for purposes of the Securities Act which would prevent the Company from selling the Securities pursuant to Rule 506 under the Securities Act, or any applicable exchange-related stockholder approval provisions. Nor will the Company or any of its affiliates or subsidiaries take any action or steps that would cause the offering of the Securities to be integrated with other offerings.

     4.24 Stop Transfer. The Securities are restricted securities as of the date of this Agreement. The Company will not issue any stop transfer order or other order impeding the sale and delivery of any of the Securities at such time as the Securities are registered for public sale or an exemption from registration is available, except as required by federal securities laws.

     4.26 Dilution. The Company specifically acknowledges that its obligation to issue the shares of Common Stock upon conversion of the Note and exercise of the Warrant is binding upon the Company and enforceable regardless of the dilution such issuance may have on the ownership interests of other shareholders of the Company.

5.       REPRESENTATIONS AND WARRANTIES OF THE PURCHASER.

     The  Purchaser  hereby  represents  and  warrants to the Company as follows
(such   representations   and   warranties   do  not  lessen  or   obviate   the
representations and warranties of the Company set forth in this Agreement):

     5.1 Requisite Power and Authority. Purchaser has all necessary power and authority under all applicable provisions of law to execute and deliver this Agreement and the Related Agreements and to carry out their provisions. All corporate action on Purchaser's part required for the lawful execution and delivery of this Agreement and the Related Agreements have been or will be effectively taken prior to the Closing. Upon their execution and delivery, this Agreement and the Related Agreements will be valid and binding obligations of Purchaser, enforceable in accordance with their terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) as limited by general principles of equity that restrict the availability of equitable and legal remedies.

     5.2 Investment Representations. Purchaser understands that the Securities are being offered and sold pursuant to an exemption from registration contained in the Securities Act based in part upon Purchaser's representations contained in the Agreement, including, without limitation, that the Purchaser is an "accredited investor" within the meaning of Regulation D under the Securities Act. The Purchaser has received or has had full access to all the information it considers necessary or appropriate to make an informed investment decision with respect to the Note and the Warrant to be purchased by it under this Agreement and the Note Shares and the Warrant Shares acquired by it upon the conversion of the Note and the exercise of the Warrant, respectively. The Purchaser further has had an opportunity to ask questions and receive answers from the Company regarding the Company's business, management and financial affairs and the terms and conditions of the Offering, the Note, the Warrant and the Securities and to obtain additional information (to the extent the Company possessed such information or could acquire it without unreasonable effort or expense) necessary to verify any information furnished to the Purchaser or to which the Purchaser had access.

     5.3 Purchaser Bears Economic Risk. Purchaser has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests. Purchaser must bear the economic risk of this investment until the Securities are sold pursuant to (i) an effective registration statement under the Securities Act, or (ii) an exemption from registration is available.

     5.4 Acquisition for Own Account. Purchaser is acquiring the Note and Warrant and the Note Shares and the Warrant Shares for Purchaser's own account for investment only, and not as a nominee or agent and not with a view towards or for resale in connection with their distribution.

     5.5 Purchaser Can Protect Its Interest. Purchaser represents that by reason of its, or of its management's, business and financial experience, Purchaser has the capacity to evaluate the merits and risks of its investment in the Note, the Warrant and the Securities and to protect its own interests in connection with the transactions contemplated in this Agreement, and the Related Agreements. Further, Purchaser is aware of no publication of any advertisement in connection with the transactions contemplated in the Agreement or the Related Agreements.

     5.6 Accredited Investor. Purchaser represents that it is an accredited investor within the meaning of Regulation D under the Securities Act.

     5.7 Legends.

     (a) The Note shall bear substantially the following legend:

     "THIS NOTE AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THIS NOTE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR, IF

     APPLICABLE, STATE SECURITIES LAWS. THIS NOTE AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THIS NOTE MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS NOTE OR SUCH SHARES UNDER SAID ACT AND APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO DIGITAL FUSION, INC. THAT SUCH REGISTRATION IS NOT REQUIRED."

     (b) The Note Shares and the Warrant Shares, if not issued by DWAC system (as hereinafter defined), shall bear a legend which shall be in substantially the following form until such shares are covered by an effective registration statement filed with the SEC:

     "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR IF APPLICABLE, STATE SECURITIES LAWS. THESE SHARES MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH SECURITIES ACT AND APPLICABLE STATE LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO DIGITAL FUSION, INC. THAT SUCH REGISTRATION IS NOT REQUIRED."

     (c) The Warrant shall bear substantially the following legend:

      "THIS WARRANT AND THE COMMON SHARES ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS. THIS WARRANT AND THE COMMON SHARES ISSUABLE UPON EXERCISE OF THIS WARRANT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS WARRANT OR THE UNDERLYING SHARES OF COMMON STOCK UNDER SAID ACT AND APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO DIGITAL FUSION, INC. THAT SUCH REGISTRATION IS NOT REQUIRED."

     5.8 No Shorting. The Purchaser or any of its affiliates and investment partners will not and will not cause any person or entity, directly or indirectly, to engage in "short sales" of the Company's Common Stock or any other hedging strategies.

     5.9 Volume Limitation. The Purchaser agrees not to sell on any given trading day more than two thirds of the average daily volume for the thirty trading days prior to a sale of the shares of Common Stock on the Principal Market on which the shares of Common Stock are listed for trading.

     6. COVENANTS OF THE COMPANY. The Company covenants and agrees with the Purchaser as follows:

     6.1 Stop-Orders. The Company will advise the Purchaser, promptly after it receives notice of issuance by the Securities and Exchange Commission (the "SEC"), any state securities commission or any other regulatory authority of any stop order or of any order preventing or suspending any offering of any securities of the Company, or of the suspension of the qualification of the Common Stock of the Company for offering or sale in any jurisdiction, or the initiation of any proceeding for any such purpose.

     6.2 Listing. The Company shall promptly secure the listing of the shares of Common Stock issuable upon conversion of the Note and upon the exercise of the Warrant on the Pink Sheets, the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market, American Stock Exchange or New York Stock Exchange (the "Principal Market") upon which shares of Common Stock are then listed (subject to official notice of issuance) and shall maintain such listing so long as any other shares of Common Stock shall be so listed. The Company will maintain the listing of its Common Stock on a Principal Market, and will comply in all material respects with the Company's reporting, filing and other obligations under the bylaws or rules of the National Association of Securities Dealers ("NASD") and such exchanges, as applicable.

     6.3 Market Regulations. The Company shall notify the SEC, NASD and applicable state authorities, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Securities to Purchaser and promptly provide copies thereof to Purchaser.

     6.4 Reporting Requirements. The Company will timely file with the SEC all reports required to be filed pursuant to the Exchange Act and refrain from terminating its status as an issuer required by the Exchange Act to file reports thereunder even if the Exchange Act or the rules or regulations thereunder would permit such termination.

     6.5 Use of Funds. The Company agrees that it will use the proceeds of the sale of the Note and Warrant for general corporate purposes only.

     6.6 Access to Facilities. The Company will permit any representatives designated by the Purchaser (or any successor of the Purchaser), upon reasonable notice and during normal business hours, at such person's expense and accompanied by a representative of the Company, to (a) visit and inspect any of the properties of the Company, (b) examine the corporate and financial records of the Company (unless such examination is not permitted by federal, state or local law or by contract) and make copies thereof or extracts therefrom and (c) discuss the affairs, finances and accounts of any such corporations with the directors, officers and independent accountants of the Company. Notwithstanding the foregoing, the Company will not provide any material, non-public information to the Purchaser unless the Purchaser signs a confidentiality agreement and otherwise complies with Regulation FD, under the federal securities laws.

     6.7 Taxes. The Company will promptly pay and discharge, or cause to be paid and discharged, when due and payable, all lawful taxes, assessments and governmental charges or levies imposed upon the income, profits, property or business of the Company; provided, however, that any such tax, assessment, charge or levy need not be paid if the validity thereof shall currently be contested in good faith by appropriate proceedings and if the Company shall have set aside on its books adequate reserves with respect thereto, and provided, further, that the Company will pay all such taxes, assessments, charges or levies forthwith upon the commencement of proceedings to foreclose any lien which may have attached as security therefor.

     6.8 Insurance. The Company will keep its assets which are of an insurable character insured by financially sound and reputable insurers against loss or damage by fire, explosion and other risks customarily insured against by companies in similar business similarly situated as the Company; and the Company will maintain, with financially sound and reputable insurers, insurance against other hazards and risks and liability to persons and property to the extent and in the manner customary for companies in similar business similarly situated as the Company and to the extent available on commercially reasonable terms.

     6.9 Intellectual Property. The Company shall maintain in full force and effect its corporate existence, rights and franchises and all licenses and other rights to use Intellectual Property owned or possessed by it and reasonably deemed to be necessary to the conduct of its business.

     6.10 Properties. The Company will keep its properties in good repair, working order and condition, reasonable wear and tear excepted, and from time to time make all needful and proper repairs, renewals, replacements, additions and improvements thereto; and the Company will at all times comply with each provision of all leases to which it is a party or under which it occupies property if the breach of such provision could reasonably be expected to have a material adverse effect.

     6.11 Confidentiality. The Company agrees that it will not disclose, and will not include in any public announcement, the name of the Purchaser, unless expressly agreed to by the Purchaser or unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

     6.12 Required Approvals.  For so long as 50% of the principal amount of the
Note is outstanding, the Company, without the prior written consent of the Purchaser, shall not:

     (a) directly or indirectly declare or pay any dividends;

     (b) liquidate, dissolve or effect a material reorganization;

     (c) become subject to (including, without limitation, by way of amendment to or modification of) any agreement or instrument which by its terms would (under any circumstances) restrict the Company's right to perform the provisions of this Agreement or any of the agreements contemplated thereby; or

     (d) materially alter or change the scope of the business of the Company.

     6.13 Reissuance of Securities. The Company agrees to reissue certificates representing the Securities without the legends set forth in Section 5.7 above at such time as (a) the holder thereof is permitted to dispose of such Securities pursuant to Rule 144(k) under the Securities Act, or (b) upon resale subject to an effective registration statement after such Securities are registered under the Securities Act. The Company agrees to cooperate with the Purchaser in connection with all resales pursuant to Rule 144(d) and Rule 144(k) and provide legal opinions necessary to allow such resales provided the Company and its counsel receive reasonably requested representations from the selling Purchaser and broker, if any.

     6.14 Opinion. On the Closing Date, the Company will deliver to the Purchaser an opinion acceptable to the Purchaser from the Company's legal counsel. The Company will provide, at the Company's expense, such other legal opinions in the future as are reasonably necessary for the conversion of the Note and exercise of the Warrant.

     7. COVENANTS OF THE PURCHASER. The Purchaser covenants and agrees with the Company as follows:

     7.1 Confidentiality. The Purchaser agrees that it will not disclose, and will not include in any public announcement, the name of the Company, unless expressly agreed to by the Company or unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

     7.2 Non-Public Information. The Purchaser agrees not to effect any sales in the shares of the Company's Common Stock while in possession of material, non-public information regarding the Company.

     8. COVENANTS OF THE COMPANY AND PURCHASER REGARDING INDEMNIFICATION.

     8.1 Company Indemnification. The Company agrees to indemnify, hold harmless, reimburse and defend Purchaser, each of Purchaser's officers, directors, agents, affiliates, control persons, and principal shareholders, against any claim, cost, expense, liability, obligation, loss or damage (including reasonable legal fees) of any nature, incurred by or imposed upon the Purchaser which results, arises out of or is based upon (i) any misrepresentation by Company or breach of any warranty by Company in this Agreement or in any exhibits or schedules attached hereto or any Related Agreement, or (ii) any breach or default in performance by Company of any covenant or undertaking to be performed by Company hereunder, or any other agreement entered into by the Company and Purchaser relating hereto.

     8.2 Purchaser's Indemnification. Purchaser agrees to indemnify, hold harmless, reimburse and defend the Company and each of the Company's officers, directors, agents, affiliates, control persons and principal shareholders, at all times against any claim, cost, expense, liability, obligation, loss or damage (including reasonable legal fees) of any nature, incurred by or imposed upon the Company which results, arises out of or is based upon (i) any misrepresentation by Purchaser or breach of any warranty by Purchaser in this Agreement or in any exhibits or schedules attached hereto or any Related Agreement; or (ii) any breach or default in performance by Purchaser of any covenant or undertaking to be performed by Purchaser hereunder, or any other agreement entered into by the Company and Purchaser relating hereto.

     8.3 Procedures. The procedures and limitations set forth in Section 10.6 shall apply to the indemnifications set forth in Sections 8.1 and 8.2 above.

     9. CONVERSION OF CONVERTIBLE NOTE.

     9.1 Mechanics of Conversion.

     (a) Provided the Purchaser has notified the Company of the Purchaser's intention to sell the Note Shares and the Note Shares are included in an effective registration statement or are otherwise exempt from registration when sold: (i) Upon the conversion of the Note or part thereof, the Company shall, at its own cost and expense, take all necessary action (including the issuance of an opinion of counsel) to assure that the Company's transfer agent shall issue shares of the Company's Common Stock in the name of the Purchaser (or its nominee) or such other persons as designated by the Purchaser in accordance with
Section 9.1(b) hereof and in such denominations to be specified representing the number of Note Shares issuable upon such conversion; and (ii) The Company warrants that no instructions other than these instructions have been or will be given to the transfer agent of the Company's Common Stock and that after the Effective Date (as hereinafter defined) the Note Shares issued will be freely transferable subject to the prospectus delivery requirements of the Securities Act and the provisions of this Agreement, and will not contain a legend restricting the resale or transferability of the Note Shares.

     (b) Purchaser will give notice of its decision to exercise its right to convert the Note or part thereof by telecopying or otherwise delivering an executed and completed notice of the number of shares to be converted to the Company (the "Notice of Conversion"). The Purchaser will not be required to surrender the Note until the Purchaser receives a credit to the account of the Purchaser's prime broker through the DWAC system (as defined below), representing the Note Shares or until the Note has been fully satisfied. Each date on which a Notice of Conversion is telecopied or delivered to the Company in accordance with the provisions hereof shall be deemed a "Conversion Date." The Company will cause the transfer agent to transmit the shares of the Company's Common Stock issuable upon conversion of the Note (and a certificate representing the balance of the Note not so converted, if requested by Purchaser) to the Purchaser by crediting the account of the Purchaser's prime broker with the Depository Trust Company ("DTC") through its Deposit Withdrawal Agent Commission ("DWAC") system within five (5) business days after receipt by the Company of the Notice of Conversion (the "Delivery Date").

     The Company understands that a delay in the delivery of the Note Shares in the form required pursuant to Section 9 hereof beyond the Delivery Date could result in economic loss to the Purchaser. In the event that the Company fails to direct its transfer agent to deliver the Note Shares to the Purchaser via the DWAC system within the time frame set forth in Section 9.1(b) above and the Note Shares are not delivered to the Purchaser by the Delivery Date, as compensation to the Purchaser for such loss, the Company agrees to pay late payments to the Purchaser for late issuance of the Note Shares in the form required pursuant to
Section 9 hereof upon conversion of the Note in the amount equal to the greater of (i) $500 per business day after the Delivery Date or (ii) the Purchaser's actual damages from such delayed delivery. Notwithstanding the foregoing, the Company will not owe the Purchaser any late payments if the delay in the delivery of the Note Shares beyond the Delivery Date is solely out of the control of the Company and the Company is actively trying to cure the cause of the delay. The Company shall pay any payments incurred under this Section in immediately available funds upon demand and, in the case of actual damages, accompanied by reasonable documentation of the amount of such damages. Such documentation shall show the number of shares of Common Stock the Purchaser is forced to purchase (in an open market transaction) which the Purchaser anticipated receiving upon such conversion, and shall be calculated as the amount by which (A) the Purchaser's total purchase price (including customary brokerage commissions, if any) for the shares of Common Stock so purchased exceeds
(B) the aggregate principal and/or interest amount of the Note, for which such Conversion Notice was not timely honored.

     Nothing contained herein or in any document referred to herein or delivered in connection herewith shall be deemed to establish or require the payment of a rate of interest or other charges in excess of the maximum permitted by applicable law. In the event that the rate of interest or dividends required to be paid or other charges hereunder exceed the maximum amount permitted by such law, any payments in excess of such maximum shall be credited against amounts owed by the Company to a Purchaser and thus refunded to the Company.

     9.2 Maximum Conversion. The Purchaser shall not be entitled to convert on a Conversion Date that amount of a Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Purchaser on a Conversion Date, and
(ii) the number of shares of Common Stock issuable upon the conversion of the Note with respect to which the determination of this proviso is being made on a Conversion Date, which would result in beneficial ownership by the Purchaser of more than 4.9% of the outstanding shares of Common Stock of the Company on such Conversion Date. For the purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and Regulation 13d-3 thereunder. Upon an Event of Default under the Note, the conversion limitation in this Section 9.2 shall become null and void.

     9.3 Optional Redemption. The Company will have the option of redeeming any outstanding principal of the Note ("Optional Redemption") by paying to the Purchaser a sum of money equal to 110% of such principal amount being redeemed (this number shall be 100% after 210 days from the date hereof), together with accrued but unpaid interest thereon and any and all other sums due, accrued or payable to the Purchaser arising under this Agreement, Note or any other document delivered herewith ("Redemption Amount") outstanding on the day notice of redemption ("Notice of Redemption") is delivered to a Purchaser ("Redemption Date"). A Notice of Redemption may not be given in connection with any portion of Note for which a Notice of Conversion has been given by the Purchaser at any time before receipt of a Notice of Redemption or given pursuant to the following sentence. A Notice of Redemption must be accompanied by a certificate signed by the chief executive officer or chief financial officer of the Company stating that the Company has on deposit and segregated ready funds equal to the Redemption Amount. The Redemption Amount must be paid in good funds to the Purchaser no later than the seventh (7th) business day after the Redemption Date ("Optional Redemption Payment Date"). In the event the Company fails to pay the Redemption Amount by the Optional Redemption Payment Date, then the Redemption Notice will be null and void. A Notice of Redemption may be given by the Company, provided (i) no Event of Default as described in the Note shall have occurred or be continuing; and (ii) the Note Shares issuable upon conversion of the full outstanding Note principal are included for unrestricted resale in a registration statement effective as of the Redemption Date

     10. REGISTRATION RIGHTS.

     10.1 Registration Rights Granted. The Company hereby grants the following registration rights to the Purchaser:

     (a) If the Company at any time proposes to register any of its securities under the Act for sale to the public, whether for its own account or for the account of other security holders or both, except with respect to registration statements on Forms S-4, S-8 or another form not available for registering the Registrable Securities for sale to the public, provided the Registrable Securities are not otherwise subject to an effective registration statement, the Company will give the Purchaser written notice ("Notice of Registration") to cause such Registrable Securities to be included with the securities to be covered by the registration statement proposed to be filed by the Company. In the event that any registration pursuant to this Section 10.1(a) shall be, in whole or in part, an underwritten public offering of Common Stock of the Company, the number of shares of Registrable Securities to be included in such an underwriting may be reduced by the managing underwriter if and to the extent that the Company and the underwriter shall reasonably be of the opinion that such inclusion would adversely affect the marketing of the securities to be sold by the Company therein; provided, however, that the Company shall notify the Purchaser in writing of any such reduction.

     (b) The Company shall use its reasonable commercial efforts to file a Form S-3 registration statement (or such other form that it is eligible to use) in order to register the issuance of the Registrable Securities to the Purchaser under the Securities Act with the SEC within 60 days of the Closing Date (the "Filing Date"), and use its reasonable commercial efforts to cause such registration statement to be declared effective within 90 days of the Filing Date (the "Effective Date"). The Company will register a number of shares of Common Stock in the aforedescribed registration statement that is equal to the Warrant Shares and 100% of the Note Shares issuable at the Fixed Conversion Price set forth in the Note, that would be in effect on the Closing Date, assuming the conversion of 100% of the principal amount of the Note which is then outstanding, and at least one share of Common Stock for each common share issuable upon exercise of the Warrant, plus interest payable under the Note ("Registrable Securities").

     10.2 Registration Procedures. If and whenever the Company is required by the provisions hereof to effect the registration of the Registrable Securities under the Act, the Company will:

     (a) prepare and file with the SEC a registration statement with respect to such securities and use its best efforts to cause such registration statement to become and remain effective for the period of the distribution contemplated thereby (determined as herein provided), and promptly provide to the Purchaser copies of all filings and SEC letters of comment;

     (b) prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective until the earlier of:
(i) six months after the latest exercise period of the Warrant; (ii) four years after the Closing Date, or (iii) the date on which the Purchaser has disposed of all of the Registrable Securities covered by such registration statement in accordance with the Purchaser's intended method of disposition set forth in such registration statement for such period;

     (c) furnish to the Purchaser such number of copies of the registration statement and the prospectus included therein (including each preliminary prospectus) as the Purchaser reasonably may request to facilitate the public sale or disposition of the securities covered by such registration statement;

     (d) use its commercially reasonable efforts to register or qualify the Purchaser's Registrable Securities covered by such registration statement under the securities or "blue sky" laws of such jurisdictions as the Purchaser, provided, however, that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction;

     (e) list the Registrable Securities covered by such registration statement with any securities exchange on which the Common Stock of the Company is then listed;

     (f) immediately notify the Purchaser at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event of which the Company has knowledge as a result of which the prospectus contained in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing; and

     (g) make available for inspection by the Purchaser and any attorney, accountant or other agent retained by the Purchaser, all publicly available, non-confidential financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors and employees to supply all publicly available, non-confidential information reasonably requested by the attorney, accountant or agent of the Purchaser.

     10.3 Provision of Documents. In connection with the registration hereunder, the Purchaser will furnish to the Company in writing such information and representation letters with respect to itself and the proposed distribution by it as reasonably shall be necessary in order to assure compliance with federal and applicable state securities laws.

     10.4 Non-Registration Events.

     If (i) the Registration Statement described in Section 10.1(b) is not filed on or before the Filing Date or not declared effective on or before the sooner of the Effective Date, or within four business days of receipt by the Company of a communication from the SEC that the registration statement described in
Section 10.1(b) will not be reviewed, or (ii) any registration statement described in Section 10.1(b) is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time which shall exceed 30 days in the aggregate per year but not more than 20 consecutive calendar days (defined as a period of 365 days commencing on the date the Registration Statement is declared effective) (each such event referred to in this

Section 10.4 is referred to herein as a "Non-Registration Event"), the Purchaser, at its sole option, may declare in a written notice to the Company that the Non-Registration Event has triggered an Event of Default (as defined in Article IV of the Note.) Declaring an Event of Default under the Note is the Purchaser's sole remedy for a Non-Registration Event.

     10.5  Expenses.  All  expenses  incurred by the Company in  complying  with
Section 10, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel and independent public accountants for the Company, fees and expenses (including reasonable counsel fees) incurred in connection with complying with state securities or "blue sky" laws, fees of the NASD, transfer taxes, fees of transfer agents and registrars, fees of, and disbursements incurred by, and costs of insurance are called "Registration Expenses". All underwriting discounts and selling commissions applicable to the sale of Registrable Securities, including any fees and disbursements of any special counsel to the Purchaser beyond those included in Registration Expenses, are called "Selling Expenses."

     The Company will pay all Registration Expenses. All Selling Expenses in connection with each registration statement under Section 10 shall be borne by the Purchaser.

     10.6 Indemnification.

     (a) In the event of a registration of any Registrable Securities under the Securities Act pursuant to Section 10, the Company will indemnify and hold harmless the Purchaser, and its officers, directors and each other person, if any, who controls the Purchaser within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which the Purchaser, or such persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such Registrable Securities were registered under the Securities Act pursuant to Section 10, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Purchaser, and each such person for any reasonable legal or other expenses incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished by the Purchaser or any such person in writing specifically for use in any such document.

     (b) In the event of a registration of the Registrable Securities under the Securities Act pursuant to Section 10, the Purchaser will indemnify and hold harmless the Company, and its officers, directors and each other person, if any, who controls the Company within the meaning of the Securities Act, against all losses, claims, damages or liabilities, joint or several, to which the Company or such persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the registration statement under which such Registrable Securities were registered under the Securities Act pursuant to Section
10, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company and each such person for any reasonable legal or other expenses incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action, provided, however, that the Purchaser will be liable in any such case if and only to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished in writing to the Company by the Purchaser specifically for use in any such document.

     (c) Promptly after receipt by an indemnified party hereunder of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party hereunder, notify the indemnifying party in writing thereof, but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to such indemnified party other than under this Section 10.6(c) and shall only relieve it from any liability which it may have to such indemnified party under this Section 10.6(c) if and to the extent the indemnifying party is prejudiced by such omission. In case any such action shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel satisfactory to such indemnified party, and, after notice from the indemnifying party to such indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to such indemnified party under this Section 10.6(c) for any legal expenses subsequently incurred by such indemnified party in connection with the defense thereof; if the indemnified party retains its own counsel, then the indemnified party shall pay all fees, costs and expenses of such counsel, provided, however, that, if the defendants in any such action include both the indemnified party and the indemnifying party and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to it which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified parties shall have the right to select one separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of such separate counsel and other expenses related to such participation to be reimbursed by the indemnifying party as incurred.

     (d) In order to provide for just and equitable contribution in the event of joint liability under the Securities Act in any case in which either (i) the Purchaser, or any controlling person of the Purchaser, makes a claim for indemnification pursuant to this Section 10.6 but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that this Section 10.6 provides for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of the Purchaser or controlling person of the Purchaser in circumstances for which indemnification is provided under this Section 10.6; then, and in each such case, the Company and the Purchaser will contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (after contribution from others) in such proportion so that the Purchaser is responsible only for the portion represented by the percentage that the public offering price of its securities offered by the registration statement bears to the public offering price of all securities offered by such registration statement, provided, however, that, in any such case,
(A) the Purchaser will not be required to contribute any amount in excess of the public offering price of all such securities offered by it pursuant to such registration statement; and (B) no person or entity guilty of fraudulent misrepresentation (within the meaning of Section 10(f) of the Act) will be entitled to contribution from any person or entity who was not guilty of such fraudulent misrepresentation.

     11. OFFERING RESTRICTIONS. Except as previously disclosed in the SEC Reports or in the Exchange Act Filings, or stock or stock options granted to employees or directors of the Company; or equity or debt issued in connection with an acquisition of a business or assets by the Company; or the issuance by the Company of stock in connection with the establishment of a joint venture partnership or licensing arrangement (these exceptions hereinafter referred to as the "Excepted Issuances"), the Company will not issue any securities with a variable/floating conversion feature which are or could be (by conversion or registration) free-trading securities (i.e. common stock subject to a registration statement) prior to the full repayment or conversion of the Note (the "Exclusion Period"). This restriction shall not prohibit the Company from issuing any equity, convertible debt or other securities prior to the expiration of the Exclusion Period, provided that such equity, convertible debt or other securities are restricted securities when issued and remain restricted until the expiration of the Exclusion Period, which shall include, but not limited to, any bank debt with warrants, fixed rate convertible debt transactions and/or discounted equity transactions in each case with registration rights that provide for registration of the Common Stock issuable therein after the Exclusion Period.

     12. SECURITY INTEREST. As a condition of Closing, the Company will grant to the Purchaser a security interest in its assets pursuant to a Security Agreement. The Company will also execute all such documents reasonably necessary to memorialize and further protect the security interest described above. The Purchaser shall release such security interest when the principal amount of the
Note is reduced to $100,000 or less and all fee payments are current.

     13. MISCELLANEOUS.

     13.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of laws. Any action brought by either party against the other concerning the transactions contemplated by this Agreement shall be brought only in the state courts of New York or in the federal courts located in the state of New York. Both parties and the individuals executing this Agreement and other agreements on behalf of the Company agree to submit to the jurisdiction of such courts and waive trial by jury. In the event that any provision of this Agreement or any other agreement delivered in connection herewith is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of any agreement.

     13.2 Survival. The representations, warranties, covenants and agreements made herein shall survive any investigation made by the Purchaser and the closing of the transactions contemplated hereby to the extent provided therein. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto in connection with the transactions contemplated hereby shall be deemed to be representations and warranties by the Company hereunder solely as of the date of such certificate or instrument.

     13.3 Successors. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, heirs, executors and administrators of the parties hereto and shall inure to the benefit of and be enforceable by each person who shall be a holder of the Securities from time to time.

     13.4 Entire Agreement. This Agreement, the exhibits and schedules hereto, the Related Agreements and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and no party shall be liable or bound to any other in any manner by any representations, warranties, covenants and agreements except as specifically set forth herein and therein.

     13.5 Severability. In case any provision of the Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     13.6 Amendment and Waiver.

     (a) This Agreement may be amended or modified only upon the written consent of the Company and the Purchaser.

     (b) The obligations of the Company and the rights of the Purchaser under this Agreement may be waived only with the written consent of the Purchaser.

     (c) The obligations of the Purchaser and the rights of the Company under this Agreement may be waived only with the written consent of the Company.

     13.7 Delays or Omissions. It is agreed that no delay or omission to exercise any right, power or remedy accruing to any party, upon any breach, default or noncompliance by another party under this Agreement or the Related Agreements, shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of or in any similar breach, default or noncompliance thereafter occurring. All remedies, either under this Agreement, the Note or the Related Agreements, by law or otherwise afforded to any party, shall be cumulative and not alternative.

     13.8 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given: (a) upon personal delivery to the party to be notified, (b) when sent by confirmed facsimile if sent during normal business hours of the recipient, if not, then on the next business day, (c) five days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (d) one day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the Company at the address as set forth on the signature page hereof, with a copy to Richard Hadlow, Esq., Bush Ross Gardner Warren & Rudy, P.A., 220 South Franklin Street, Tampa, Florida 33602, facsimile number (813) 223-9620, and to the Purchaser at the address set forth on the signature page hereto for such Purchaser, with a copy in the case of the Purchaser to Daniel M. Laifer, Esq., 152 West 57th Street, 4th Floor, New York, NY 10019, facsimile number (212) 541-4434, or at such other address as the Company or the Purchaser may designate by ten days advance written notice to the other parties hereto.

     13.9 Attorneys' Fees. In the event that any suit or action is instituted to enforce any provision in this Agreement, the prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs and expenses of enforcing any right of such prevailing party under or with respect to this Agreement, including, without limitation, such reasonable fees and expenses of attorneys and accountants, which shall include, without limitation, all fees, costs and expenses of appeals.

     13.10 Titles and Subtitles. The titles of the sections and subsections of the Agreement are for convenience of reference only and are not to be considered in construing this Agreement.

     13.11 Facsimile Signatures; Counterparts. This Agreement may be executed by facsimile signatures and in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

     13.12 Broker's Fees. Each party hereto represents and warrants that, no agent, broker, investment banker, person or firm acting on behalf of or under the authority of such party hereto is or will be entitled to any broker's or finder's fee or any other commission directly or indirectly in connection with the transactions contemplated herein. Each party hereto further agrees to indemnify each other party for any claims, losses or expenses incurred by such other party as a result of the representation in this Section 13.12 being untrue.

     13.13 Construction. Each party acknowledges that its legal counsel participated in the preparation of this Agreement and, therefore, stipulates that the rule of construction that ambiguities are to be resolved against the drafting party shall not be applied in the interpretation of this Agreement to favor any party against the other.

IN WITNESS WHEREOF, the parties hereto have executed the SECURITIES PURCHASE AGREEMENT as of the date set forth in the first paragraph hereof.

COMPANY:                               PURCHASER:

DIGITAL FUSION, INC.                   LAURUS MASTER FUND, LTD.

                                       By:
By:     /s/ Nicholas R. Loglisci, Jr   ---------------------------------------
        ----------------------------   Name:
Name:   Nicholas R. Loglisci, Jr.      Address:c/o Ironshore Corporate Services Ltd.
Title:     Chairman of the BOD                 P.O. Box 1234 G.T., Queensgate House, South
Address:                                       Church Street
400 North Ashley Drive, Suite 2600             Grand Cayman, Cayman Islands
Tampa, Florida 33602

                                LIST OF EXHIBITS


Form of Offering Convertible Note                                   Exhibit A

Form of Warrant                                                     Exhibit B

Form of Escrow Agreement                                            Exhibit C

                                    EXHIBIT A

                            FORM OF CONVERTIBLE NOTE

                                    EXHIBIT B

                                 FORM OF WARRANT

                                    EXHIBIT C


                                 FORM OF OPINIoN


     1. The Company is a corporation validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to own, operate and lease its properties and to carry on its business as it is now being conducted.

     2. The Company has the requisite corporate power and authority to execute, deliver and perform its obligations under the Agreement and Related Agreements. All corporate action on the part of the Company and its officers, directors and stockholders necessary for (i) the authorization of the Agreement and Related Agreements to which each is a party, and the performance of all obligations of the Company thereunder at the Closing, and (ii) the authorization, sale, issuance and delivery of the Securities pursuant to the Agreement and the Related Agreements has been taken. The Note Shares and the Warrant Shares, when issued pursuant to and in accordance with the terms of the Agreement and upon delivery, shall be validly issued and outstanding, fully paid and non assessable.

     3. The execution, delivery and performance of the Agreement, the Note or the Related Agreements by the Company and the consummation of the transactions contemplated by any thereof, will not, with or without the giving of notice or the passage of time or both:

     (a) Violate the provisions of the Charter or bylaws of the; or

     (b) To the best of such counsel's knowledge, violate any judgment, decree, order or award of any court binding upon the Company.

     4. The Agreement and Related Agreements to which each is a party constitute and the Note, upon their issuance will constitute, valid and legally binding obligations of the Company, and are enforceable against the Company in accordance with their respective terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable or legal remedies.

     5. The sale of the Note and the subsequent conversion of the Note into Note Shares are not subject to any preemptive rights or, to such counsel's knowledge, rights of first refusal that have not been properly waived or complied with. The sale of the Warrant and the subsequent exercise of the Warrant for Warrant Shares are not subject to any preemptive rights or, to such counsel's knowledge, rights of first refusal that have not been properly waived or complied with.

     6. Assuming the accuracy of the representations and warranties of the Purchaser contained in the Agreement, the offer, sale and issuance of the Securities will be exempt from the registration requirements of the Securities Act. To the best of such counsel's knowledge, neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales of any security or solicited any offers to buy and security under circumstances that would cause the offering of the Securities pursuant to this Agreement to be integrated with prior offerings by the Company for purposes of the Securities Act which would prevent the Company from selling the Securities pursuant to Rule 506 under the Securities Act, or any applicable exchange-related stockholder approval provisions.

     7. There is no action, suit, proceeding or investigation pending or, to the best of such counsel's knowledge, currently threatened against the Company that prevents the right of the Company to enter into this Agreement or any of the Related Agreements, or to consummate the transactions contemplated thereby. To the best of such counsel's knowledge, the Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality; nor is there any action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

                                                                  EXHIBIT 10.31


        THIS NOTE AND THE COMMON SHARES ISSUABLE UPON CONVERSION OF THIS NOTE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THIS NOTE AND THE COMMON SHARES ISSUABLE UPON CONVERSION OF THIS NOTE MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS NOTE UNDER SAID ACT OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO DIGITAL FUSION, INC., THAT SUCH REGISTRATION IS NOT REQUIRED.


                                CONVERTIBLE NOTE
                                ----------------

     FOR VALUE RECEIVED, DIGITAL FUSION, INC., a Delaware corporation (hereinafter called the "Borrower"), hereby promises to pay to LAURUS MASTER FUND, LTD., c/o Ironshore Corporate Services Ltd., P.O. Box 1234 G.T., Queensgate House, South Church Street, Grand Cayman, Cayman Islands, Fax:
345-949-9877 (the "Holder") or its registered assigns or successors in interest, on order, without demand, the sum of Eight Hundred Thousand Dollars ($800,000), with any accrued and unpaid interest on January 26, 2004 (the "Maturity Date"). Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the Purchase Agreement (as defined in Section 3.1(a) below). This Note shall be convertible into shares of the Borrower's common stock at the Fixed Conversion Price, as defined below.

     The following terms shall apply to this Note:


                                    ARTICLE I

                           DEFAULT RELATED PROVISIONS

     1.1 Payment Grace Period. The Borrower shall have a ten (10) day grace period to pay any monetary amounts due under this Note, after which grace period a default interest rate of five percent (5%) per annum above the then applicable interest rate hereunder shall apply to the monetary amounts due.

     1.2 Conversion Privileges. The Conversion Privileges set forth in Article III shall remain in full force and effect immediately from the date hereof and until the Note is paid in full.

     1.3 Interest Rate. (a) Interest payable on this Note shall accrue at the simple annual rate of six percent (6%) and be payable in arrears commencing on August 5, 2002 and on the fifth business day of each consecutive calendar month thereafter, and on the Maturity Date, accelerated or otherwise, due and payable as described below.

     (b) In addition to the interest rate set forth above in Section 1.3(a), an additional fee on this Note shall accrue at the simple annual rate of four percent (4%) and be payable in arrears commencing on August 5, 2002 and on the fifth business day of each consecutive calendar month thereafter, and on the Maturity Date, accelerated or otherwise, when the principal and accrued but unpaid interest shall be due and payable, or sooner as described below. Notwithstanding the foregoing, for every dollar in principal amount of the Note that Holder converts into Common Stock, the Holder will issue a credit to the Borrower (each occurrence a "Rebate Credit") equal to the amount of time in years and fractions thereof from the Closing Date (as defined in the Securities Purchase Agreement) to the Conversion Date (as defined in section 3.1 (a)) times four percent (4%). On the next Repayment Date (as defined in section 2.1), the Rebate Credit will be paid by the Holder to the Borrower by a reduction in the Monthly Amount due equal to the unpaid Rebate Credit.


                                   ARTICLE II

                                  AMORTIZATION

     2.1 Monthly Payments. The Borrower shall repay one-fifteenth of the original principal amount of this Note (to the extent such amount has not been converted pursuant to Article III below), together with interest accrued to date on such portion of the original principal amount plus any and all default payments owing under the Purchase Agreement but not previously paid (collectively the "Monthly Amount") on November 5, 2002 and on the fifth business day of each consecutive calendar month thereafter (each, a "Repayment Date"). Notwithstanding the foregoing, the Holder will have the option to delay the start of the amortization for up to 120 days from the date hereof and the Monthly Amount will then become one-fourteenth of the original principal amount of the Note. On each such Repayment Date, the Borrower shall pay to the Holder an amount equal to the Monthly Amount in satisfaction of such obligation.


                                   ARTICLE III

                                CONVERSION RIGHTS

     3.1. Conversion into the Borrower's Common Stock.

     (a) For so long as the average closing price of the Common Stock for the 10 trading days prior to conversion is greater than 125% of the Fixed Conversion Price (as defined below), the

Holder shall have the right, but not the obligation to convert the principal portion of this Note and/or interest due and payable into fully paid and nonassessable shares of common stock of the Borrower as such stock exists on the date of issuance of this Note, or any shares of capital stock of the Borrower into which such stock shall hereafter be changed or reclassified (the "Common Stock") at the fixed conversion price of $.922 subject to adjustment as provided in Section 3.1(b) hereof (the "Fixed Conversion Price").

     The Borrower shall deliver a Notice of Conversion (as set forth on Exhibit A attached hereto) as described in Section 9 of the Securities Purchase Agreement entered into between the Borrower and the Holder relating to this Note (the "Purchase Agreement") of the Holder's written request for conversion (the date of giving such notice of conversion being a "Conversion Date"). The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing that portion of the principal of the Note to be converted and interest, if any, by the Fixed Conversion Price as of the Conversion Date. In the event of any conversions of outstanding principal amount under this Note in part pursuant to this Article III, such conversions shall be deemed to constitute conversions of outstanding principal amount applying to Monthly Amounts for the Repayment Dates in chronological order. By way of example, if the original principal amount of this Note is $800,000 and the Holder converted $106,666 of such original principal amount prior to the first Repayment Date, then (1) the principal amount of the Monthly Amount due on the first Repayment Date would equal $0, (2) the principal amount of the Monthly Amount due on the second Repayment Date would equal $0 and (3) the principal amount of the Monthly Amount due on each of the remaining Repayment Dates would be $53,333.

     (b) The Fixed Conversion Price and number and kind of shares or other securities to be issued upon conversion determined pursuant to Section 3.1(a), shall be subject to adjustment from time to time upon the happening of certain events while this conversion right remains outstanding, as follows:

     A. Stock Splits, Combinations and Dividends. If the shares of Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, or if a dividend is paid on the Common Stock in shares of Common Stock, the Fixed Conversion Price or the Conversion Price, as the case may be, shall be proportionately reduced in case of subdivision of shares or stock dividend or proportionately increased in the case of combination of shares, in each such case by the ratio which the total number of shares of Common Stock outstanding immediately after such event bears to the total number of shares of Common Stock outstanding immediately prior to such event.

     (c) During the period the conversion right exists, the Borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the full conversion of this Note. The Borrower represents that upon issuance, such shares will be duly and validly issued, fully paid and non-assessable. The Borrower agrees that its issuance of this Note shall constitute full authority to its officers, agents, and transfer agents who are charged with the duty of executing and issuing stock certificates to execute and issue the necessary certificates for shares of Common Stock upon the conversion of this Note.

     3.2 Method of Conversion. This Note may be converted by the Holder in whole or in part as described in Section 3.1(a) hereof and the Purchase Agreement. Upon partial conversion of this Note, a new Note containing the same date and provisions of this Note shall, at the request of the Holder, be issued by the Borrower to the Holder for the principal balance of this Note and interest which shall not have been converted or paid. The Borrower will pay no costs, fees or any other consideration to the Holder for the production and issuance of a new Note.


                                   ARTICLE IV

                                EVENT OF DEFAULT

     If an Event of Default occurs and is continuing, the Holder may make all sums of principal, interest and other fees then remaining unpaid hereon and all other amounts payable hereunder due and payable within 30 days of written notice from Holder to Borrower (each occurrence being a "Default Notice Period") of an Event of Default (as defined below). In the event of such an acceleration, the amount due and owing to the Holder shall be 115% of the outstanding principal amount of the Note (plus accrued and unpaid interest and fees, if any) (the "Acceleration Rate"). If during the Default Notice Period, Borrower cures the Event of Default (other than a payment default described in section 4.1 below), the Event of Default will no longer exist and any rights Holder had pertaining to the Event of Default will no longer exist.

     If after the Default Notice Period the Borrower has not repaid in full amount then due hereunder, then, and only then, the conversion price hereunder shall be reduced and shall be equal to the lower of (i) the Fixed Conversion Price; or (ii) seventy percent (70%) of the average of the three lowest closing prices for the Common Stock on the Principal Market, for the thirty (30) trading days prior to but not including the Conversion Date. The "Principal Market" shall include the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, or any securities exchange or other securities market on which the Common Stock is then being listed or traded.

     The occurrence of any of the following events is an Event of Default ("Event of Default"):

     4.1 Failure to Pay Principal, Interest or other Fees. The Borrower fails to pay any installment of principal, interest or other fees hereon or on any other promissory note issued pursuant to the Purchase Agreement and this Note, when due and such failure continues for a period of ten (10) days after the due date.

     4.2 Breach of Covenant. The Borrower breaches any material covenant or other term or condition of this Note or the Purchase Agreement in any material respect and such breach, if subject to cure, continues for a period of ten (10) days after written notice to the Borrower from the Holder.

     4.3 Breach of Representations and Warranties. Any material representation or warranty of the Borrower made herein, in the Purchase Agreement, or in any agreement, statement or certificate given in writing pursuant hereto or in connection therewith shall be false or misleading and shall not be cured for a period of twenty (20) days after written notice thereof is received by the Borrower from the Holder.

     4.4 Receiver or Trustee. The Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business; or such a receiver or trustee shall otherwise be appointed.

     4.5 Judgments. Any money judgment, writ or similar final process shall be entered or filed against the Borrower or any of its property or other assets for more than $250,000, and shall remain unvacated, unbonded or unstayed for a period of ninety (90) days.

     4.6 Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower.

     4.7 Stop Trade. An SEC stop trade order or Principal Market trading suspension of the Common Stock for 5 consecutive days or 5 days during a period of 10 consecutive days, excluding in all cases a suspension of all trading on a Principal Market, provided that the Borrower shall not have been able to cure such trading suspension within 30 days of the notice thereof or list the Common Stock on another Principal Market within 60 days of such notice.

     4.8 Failure to Deliver Common Stock or Replacement Note. The Borrower's failure to timely deliver Common Stock to the Holder pursuant to and in the form required by this Note and Section 9 of the Purchase Agreement, or if required a replacement Note.

                                    ARTICLE V

                                  MISCELLANEOUS

     5.1 Failure or Indulgence Not Waiver. No failure or delay on the part of the Holder hereof in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

     5.2 Notices. Any notice herein required or permitted to be given shall be in writing and shall be deemed effectively given: (a) upon personal delivery to the party notified, (b) when sent by confirmed telex or facsimile if sent during normal business hours of the recipient, if not, then on the next business day,
(c) five days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (d) one day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the Borrower at the address as set forth on the signature page to the Purchase Agreement executed in connection herewith, and to the Holder at the address set forth on the signature page to the Purchase Agreement for such Holder, with a copy to Daniel M. Laifer, Esq., 152 West 57th Street, 4th Floor, New York, New York 10019, facsimile number (212) 541-4434, or at such other address as the Borrower or the Holder may designate by ten days advance written notice to the other parties hereto. A Notice of Conversion shall be deemed given when made to the Borrower pursuant to the Purchase Agreement.

     5.3 Amendment Provision. The term "Note" and all reference thereto, as used throughout this instrument, shall mean this instrument as originally executed, or if later amended or supplemented, then as so amended or supplemented.

     5.4 Assignability. This Note shall be binding upon the Borrower and its successors and assigns, and shall inure to the benefit of the Holder and its successors and assigns, and may be assigned by the Holder if approved in writing by Borrower, which shall not be unreasonably withheld.

     5.5 Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of laws. Any action brought by either party against the other concerning the transactions contemplated by this Agreement shall be brought only in the state courts of New York or in the federal courts located in the state of New York. Both parties and the individual signing this Note on behalf of the Borrower agree to submit to the jurisdiction of such courts. The prevailing party shall be entitled to recover from the other party its reasonable attorney's fees and costs. In the event that any provision of this Note is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or unenforceability of any other provision of this Note.

     5.6 Maximum Payments. Nothing contained herein shall be deemed to establish or require the payment of a rate of interest or other charges in excess of the maximum permitted by applicable law. In the event that the rate of interest required to be paid or other charges hereunder exceed the maximum permitted by such law, any payments in excess of such maximum shall be credited against amounts owed by the Borrower to the Holder and thus refunded to the Borrower.

     5.7 Security Interest. The holder of this Note has been granted a security interest in certain assets of the Borrower more fully described in a Security Agreement.

     5.8 Construction. Each party acknowledges that its legal counsel participated in the preparation of this Note and, therefore, stipulates that the rule of construction that ambiguities are to be resolved against the drafting party shall not be applied in the interpretation of this Note to favor any party against the other.


     IN WITNESS WHEREOF, each Borrower has caused this Note to be signed in its name effective as of this 26th day of July, 2002.

                           DIGITAL FUSION, INC.


                           By: /s/ Nicholas R.Loglisci
                               -----------------------
                               Nicholas R. Loglisci
                               Chairman of the BOD

WITNESS:

-------------------------------

                                    EXHIBIT A

                              NOTICE OF CONVERSION

(To be executed by the Holder in order to convert the Note)


The undersigned hereby elects to convert $_________ of the principal due on the Note issued by DIGITAL FUSION, INC. on July ___, 2002 into Shares of Common Stock of DIGITAL FUSION, INC. (the "Company") according to the conditions set forth in such Note, as of the date written below.



Date of Conversion:____________________________________________________________



Shares To Be Delivered:________________________________________________________


Signature:_____________________________________________________________________


Print Name:____________________________________________________________________


Address:_______________________________________________________________________

        _______________________________________________________________________