Form 10QSB
period 2002-09-30
DIGITAL FUSION INC/NJ/
filed 2002-11-14
CIK 1057257

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
     (Third quarter of fiscal 2002)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to __________________

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

-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     As of October 31, 2002, 7,164,436 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


                              DIGITAL FUSION, INC.

                                      INDEX


  PART I.      FINANCIAL INFORMATION                                                             Page No.
                                                                                                 --------
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
           December 31, 2001..................................................................         1
           Condensed Consolidated Statements of Operations for the three and nine months ended
           September 30, 2002 and 2001 (unaudited)............................................         2
           Condensed Consolidated Statements of Cash Flows for the nine months ended September
           30, 2002 and 2001 (unaudited)......................................................         3
           Notes to Condensed Consolidated Financial Statements...............................         4
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                       8
  Item 3. Controls and Procedures.............................................................        13

  PART II.     OTHER INFORMATION

  Item 1. Legal Proceedings...................................................................        13
  Item 2. Changes in Securities...............................................................        13
  Item 3. Defaults Upon Senior Securities.....................................................        13
  Item 4. Submission of Matters to a Vote of Security Holders.................................        13
  Item 5. Other Information...................................................................        13
  Item 6. Exhibits and Reports on Form 8-K....................................................        14
  SIGNATURES..................................................................................        14
  Certification by Chief Executive Officer....................................................        15
  Certification by Chief Financial Officer....................................................        16
  Exhibits....................................................................................        17



                                     PART I
                             FINANCIAL INFORMATION

Item 1.      Financial Statements.

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                     September 30,
                                                                           2002        December 31,
                              ASSETS                                    unaudited           2001
                                                                    ----------------- ----------------
Current assets:
 Cash and cash equivalents                                         $             696 $          1,350
 Accounts receivable (net of allowance for doubtful
     accounts of $340 in 2002 and 2001)                                        1,313            1,963
 Other current assets                                                            135               20
                                                                    ----------------- ----------------
  Total current assets                                                         2,144            3,333
Property and equipment, net                                                      272              495
Intangible assets, net                                                         4,547            4,547
Other assets                                                                      77               74
                                                                    ----------------- ----------------
  Total assets                                                     $           7,040 $          8,449
                                                                    ================= ================

                LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                             $           1,200 $          1,681
 Accrued liabilities on sale of discontinued operations                           15              437
 Accrued severance and restructuring expenses                                    119              883
 Current maturities of long-term debt                                            762              233
 Deferred revenue                                                                 26              132
                                                                    ----------------- ----------------
  Total current liabilities                                                    2,122            3,366
Accrued liabilities on sale of discontinued operations - long term                 -            1,103
Accrued severance and restructuring expenses - long term                           -              187
Interest payable - long term                                                      73                -
Long-term debt, less current maturities                                          666              709
Pension obligation                                                               124              124
Acquisition liabilities                                                           71               71
                                                                    ----------------- ----------------
  Total liabilities                                                            3,056            5,560
                                                                    ----------------- ----------------
Stockholders' equity:
 Common stock, $.01 par value, authorized 16,000,000 shares,
     7,163,936 shares issued and outstanding                                      72               72
 Additional paid in capital                                                   39,833           39,754
 Accumulated deficit                                                         (35,921)         (36,937)
                                                                    ----------------- ----------------
  Total stockholders' equity                                                   3,984            2,889

                                                                    ----------------- ----------------
  Total liabilities and stockholders' equity                       $           7,040 $          8,449
                                                                    ================= ================

     See Accompanying Notes to Condensed Consolidated Financial Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 2002 and 2001
              (unaudited, in thousands, except per share amounts)

                                                    Three months ended September 30,    Nine months ended September 30,
                                                   ----------------------------------  ---------------------------------
                                                                2002            2001              2002             2001
                                                   ------------------ ---------------  ---------------- ----------------

Revenues                                          $            2,131 $         3,383  $          7,497 $         14,016
Cost of services                                               1,696           2,561             5,771           10,823
                                                   ------------------ ---------------  ---------------- ----------------
      Gross profit                                               435             822             1,726            3,193
                                                   ------------------ ---------------  ---------------- ----------------
Operating expenses:
  Selling, general and administrative                            724           1,036             2,438            4,440
  Amortization of intangible assets                                -             870                 -            2,906
  Severance and restructuring                                      -               -              (182)             518
  Gain on forgiveness of debt                                    (46)            (95)           (1,585)             (95)
                                                   ------------------ ---------------  ---------------- ----------------
      Total operating expenses                                   678           1,811               671            7,769
                                                   ------------------ ---------------  ---------------- ----------------
      Operating income (loss)                                   (243)           (989)            1,055           (4,576)
Interest expense (income), net                                    18              23                39               56
Loss on disposal of assets, net                                    -              12                 -              223
                                                   ------------------ ---------------  ---------------- ----------------
      Income (loss) before income taxes                         (261)         (1,024)            1,016           (4,855)
Income tax benefit                                                 -               -                 -                -
                                                   ------------------ ---------------  ---------------- ----------------
      Net income (loss)                           $             (261)$        (1,024) $          1,016 $         (4,855)
                                                   ================== ===============  ================ ================

Basic earnings (loss) per share                   $            (0.04)$         (0.14) $           0.14 $          (0.70)
                                                   ================== ===============  ================ ================
Basic weighted average common shares outstanding               7,164           7,137             7,164            6,910
                                                   ================== ===============  ================ ================

Diluted earnings (loss) per share                 $            (0.04)$         (0.14) $           0.13 $          (0.70)
                                                   ================== ===============  ================ ================
Diluted weighted average common shares outstanding             7,164           7,137             7,693            6,910
                                                   ================== ===============  ================ ================

     See Accompanying Notes to Condensed Consolidated Financial Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2002 and 2001
                            (unaudited, in thousands)


                                                                          2002              2001
                                                               ---------------- -----------------

Cash flows used in operating activities
   Net income (loss)                                          $          1,016 $          (4,855)
   Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation and amortization                                    246             3,420
          Gain on forgiveness of debt                                   (1,585)              (95)
          Non-cash restructuring                                          (136)              459
          Loss on disposal of assets, net                                    -               223
          Changes in assets and liabilities                               (632)              (89)
                                                               ---------------- -----------------
              Net cash used in operating activities                     (1,091)             (937)

Cash flows used in investing activities:
   Capital expenditures - property and equipment                           (23)              (27)
   Proceeds from assets sold                                                 -               550
                                                               ---------------- -----------------
           Net cash provided by (used in) investing activities             (23)              523

Cash flows provided by (used in) financing activities:
   Repayments of notes payable                                            (257)             (204)
   Net proceeds from note issued                                           717                 -
                                                               ---------------- -----------------
           Net cash used in financing activities                           460              (204)
                                                               ---------------- -----------------

Net decrease in cash and cash equivalents                                 (654)             (618)
Cash and cash equivalents, beginning of periods                          1,350             1,557
                                                               ---------------- -----------------
Cash and cash equivalents, end of periods                     $            696 $             939
                                                               ================ =================

         See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

     1. Basis of Presentation

     The condensed consolidated interim financial statements of Digital Fusion, Inc. ("DFI," the "Company," "we," or "us") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments and reclasses) necessary for a fair presentation of the information shown herein have been included.

     The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2002.

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $11,412,000 and $18,062,000 for the years ended 2001 and 2000, respectively and cash flow deficiencies from operations of $513,000 and $6,837,000 in 2001 and 2000, respectively. During the nine months ended September 30, 2002, the Company had net income of $1,016,000 (net loss of $569,000 excluding gain on forgiveness of debt) and cash flow deficiencies from operations of $1,091,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent upon obtaining cash flow from external sources, increasing revenue and decreasing costs.

     Management is currently building relationships where DFI would be the service provider in the relationship. During October 2002, DFI was awarded its five-year information technology schedule by the U.S. General Services Administration (GSA), which makes DFI's services readily available to federal agencies. Management continues to review its cost structure and continues to reduce costs. The Company's current operations have been funded through internally generated funds. On July 26, 2002, the Company completed an $800,000 secured convertible debt financing. In order for the Company to support growth, the Company may need to fund this growth through additional externally generated funds. The Company continues to review its options, which include additional debt, equity raise or a combination of both. However, there can be no assurance that the Company's efforts to increase revenues and reduce expenses will result in operating profits or positive cash flows from operations and there can be no assurance as to the availability or terms upon which such financing and capital might be available or if at all.

     2. Loss Per Share Data

     Common stock equivalents in the three-month period ended September 30, 2002 and the three- and nine- month periods ended September 30, 2001, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

     3. Income Taxes

     The Company has not recognized an income tax benefit for its operating losses generated in the three- and nine-month periods ended September 30, 2002 and 2001 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three- and nine-month periods ended September 30, 2002 and 2001 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     4. Related Party Transaction

     The Company entered into a consulting services agreement with PowerCerv Technologies, Inc. (PowerCerv) where the Company provides consulting services to PowerCerv at $100 per hour for 275 hours. DFI recorded deferred revenue of $27,500 during the first quarter of 2002 related to this agreement. The $27,500 was paid to PowerCerv by reducing the note payable owed to PowerCerv. As of September 30, 2002, there was no deferred revenue balance remaining.


     5. Goodwill

     On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of February 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $4.5 million as of September 30, 2002, and was unchanged for the three and nine months then ended. The Company recorded amortization of $870,000 and $2,906,000 for the three and nine months ended September 30, 2001, respectively. In accordance with SFAS 142, the Company discontinued amortization of goodwill as of January 1, 2002. The impact of the adoption of SFAS No. 142 for the three- and nine-month periods ended September 30, 2002 and 2001 are summarized as follows:



                                                Three months ended        Nine months ended
                                                   September 30,             September 30,
                                             -------------------------   ---------------------
                                                    2002         2001         2002       2001
                                             ------------ ------------   ---------- ----------

Reported net income (loss)                   $      (261) $    (1,024)   $   1,016  $  (4,855)
Add back:  Goodwill amortization                       -          870            -      2,906
                                             ------------ ------------   ---------- ----------
Adjusted net income (loss)                          (261)        (154)       1,016     (1,949)
                                             ============ ============   ========== ==========

Basic earnings (loss) per share
   Reported earnings (loss) per share        $     (0.04) $     (0.14)   $    0.14  $   (0.70)
   Goodwill amortization                               -         0.12            -       0.42
                                             ------------ ------------   ---------- ----------
   Adjusted earnings (loss) per share        $     (0.04) $     (0.02)   $    0.14  $   (0.28)
                                             ============ ============   ========== ==========

Basic weighted average common shares
 outstanding                                       7,164        7,137        7,164      6,910
                                             ============ ============   ========== ==========

Diluted earnings (loss) per share
   Reported earnings (loss) per share        $     (0.04) $     (0.14)   $    0.13  $   (0.70)
   Goodwill amortization                               -         0.12            -       0.42
                                             ------------ ------------   ---------- ----------
   Adjusted earnings (loss) per share        $     (0.04) $     (0.02)   $    0.13  $   (0.28)
                                             ============ ============   ========== ==========

Diluted weighted average common shares
 outstanding                                       7,164        7,137        7,693      6,910
                                             ============ ============   ========== ==========


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

     7. Forgiveness of Debt and Severance and Restructuring

     During the three and nine months ended September 30, 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $46,000 and $1,585,000, respectively. After the settlements of these debts, the Company reduced its Severance and Restructuring liability by $182,000 for the nine-month period ended September 30, 2002, based upon its current estimates of its remaining liabilities associated with its 2001 restructurings.

     The adoption of SFAS 145 resulted in the Company classifying the gain on forgiveness of debt as income from operations instead of an extraordinary gain on the Company's Condensed Consolidated Statements of Operations. Prior periods have been reclassified to conform to the adoption of SFAS 145. This reclassification had no effect on net income for any period.

     8. Reclass of Income Statement Accounts

     To conform to the presentation in 2002, revenues and cost of goods sold were increased for the three- and nine-month periods ended September 30, 2001 in the consolidated income statement to include travel and entertainment expenses billed to customers. This reclassification had no effect on net income for any period.

     9. Secured convertible note

     On July 26, 2002, the Company closed on an $800,000, 10% convertible note collateralized by the Company's accounts receivable. After ninety days, the Company pays principal and interest on a monthly basis. This note matures on January 25, 2004. At the noteholder's election, this note can be converted into DFI common stock at $0.922 a share after the DFI common stock price is at or above $1.15 a share for ten consecutive days. Additionally, a five-year warrant to purchase 75,000 shares of DFI common stock at $1.15 per share was issued and resulted in additional equity of $12,000 being recorded for the fair market value of these warrants. The Company paid a management fee of $40,000 to the noteholder, which will be amortized to interest expense over the 18-month life of the note.

     10. Subsequent event

     On October 28, 2002, the Company was notified by The Nasdaq Stock Market, Inc. that its common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by The Nasdaq SmallCap Market listing requirements. The letter states that the Company will have 180-days or until April 28, 2003 to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive trading days. Following this initial 180 calendar day grace period, if the Company can demonstrate net income of at least $750,000 in either its latest fiscal year or in two of its last three fiscal years, stockholders' equity of $5 million or a market capitalization of at least $50 million, the Company will be given an additional 180-day grace period or until October 25, 2003 to regain compliance.

     On November 12, 2002, the Company renegotiated the terms of notes due to certain former digital fusion, inc. (Florida based company) shareholders totaling $$440,000. The interest rate increased from 6% to 8%. The maturity date was extended from March 1, 2003 to March 1, 2005. The accrued interest was converted into principal in the amended notes. These renegotiated notes and related interest are classified as long-term liabilities on the September 30, 2002 balance sheet.

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

Overview

     DFI is an information technology ("IT") consulting company helping our customers use technology to access business information and enhance the performance of their human resources and meet their business needs. We provide a broad range of services in business process and application strategy and development, including Enterprise Application Solutions, IT Consulting and IT Support and integration. We are a Delaware corporation and our main administrative office is located in Tampa, Florida, along with regional offices in Alabama, Florida, New Jersey, New York and Virginia. We provide our services to businesses, organizations and public sector institutions primarily in the Eastern United States.

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

     On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of February 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $4.5 million as of September 30, 2002. The Company recorded amortization of $870,000 and $2,906,000 for the three and nine months ended September 30, 2001, respectively. In accordance with SFAS 142, the Company discontinued amortization as of January 1, 2002.

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

     There are no new litigation issues.

     Results of Operations


     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. Revenues decreased by $1,252,000 to $2,131,000 for the three months ended September 30, 2002 and decreased $6,519,000 to $7,497,000 for the nine months ended September 30, 2002. The decrease in revenues during the three and nine months ended 2002 compared to the same period in the prior year was primarily due to the business divisions and offices that were shut down or sold during our 2001 restructuring. Approximately $900,000 and $2,200,000 of the decrease in revenue during the three and nine months ended September 30, 2002, respectively, was due to the softening of the IT consulting market over the last year. Revenue from our largest professional services customer was responsible for 24% of our revenue in 2002 as compared to 25% in 2001. We expect our revenues to continue to be lower during the remainder of 2002 as compared to 2001 due to the business divisions and offices that were shut down or sold during 2001.

     COST OF SERVICES. Cost of services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $865,000 for the three months ended September 30, 2002 compared to the prior year and $5,052,000 for the nine months ended September 30, 2002 compared to the prior year. As our revenues decreased due to the business units and offices that were shut down or sold during 2001 and the softening of the IT consulting market over the last year, we reduced our services headcount, which reduced our cost of services. We expect our cost of services to continue to be lower during the remainder of 2002 as compared to 2001 due to the reduced services headcount from business units and offices that were shut down or sold and lower than expected revenue due to the softening of the IT consulting market over the last year.

     GROSS PROFIT. Our gross profit for the third quarter during 2002 was $435,000, or 20% of revenues as compared to $822,000, or 24% of revenues for the third quarter of 2001. This decrease in gross profit as a percent of revenues is due to the lower utilization rate of the billable consultants for 2002 compared to the same period in 2001.

     The gross profit for the nine-month period ended September 30, 2002 was $1,726,000, or 23% of revenues and $3,193,000, or 23% of revenues for the nine-month period ended September 30, 2001. The Company's gross profit in actual dollars decreased $1,467,000 due to the decrease in revenue discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist primarily of salaries and expenses associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of DFI. Selling, general and administrative expenses decreased by $312,000, or 30%, for the three-month period ended September 30, 2002 compared to the same period during 2001. SG&A decreased $2,002,000 or 45% for the nine-month period ended September 30, 2002 compared to the same period during 2001. The decrease in SG&A is primarily due to the administrative headquarters move from New Jersey to Florida during January 2001 and the reduction of costs related to the business units that were sold and offices closed during 2001 and the April 2001 restructuring. We expect our selling, general and administrative costs to be lower during the remainder of 2002 as compared to 2001.

     AMORTIZATION OF INTANGIBLE ASSETS. We implemented SFAS 142 on January 1, 2002 and in accordance with SFAS 142, we discontinued amortization of goodwill as of January 1, 2002. The amortization recorded for the three- and nine- month periods ended September 30, 2001 was $870,000 and $2,906,000, respectively. In accordance with SFAS 142, there will be no amortization of goodwill during the remainder of 2002.

     SEVERANCE AND RESTRUCTURING. We reduced our Severance and Restructuring liability by $182,000 for the nine-month period ending September 30, 2002 based upon our current estimates of our remaining liabilities associated with our 2001 restructurings.

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

     GAIN ON FORGIVENESS OF DEBT. During the three and nine months ended September 30, 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $46,000 and $1,585,000, respectively. For the three and nine months ended September 30, 2001, the Company recognized $95,000 of forgiveness of debt related to settlement agreements.

     INTEREST EXPENSE (INCOME), NET. Interest expense in 2002 and 2001 consists of interest payments and accruals on indebtedness in connection with the acquisition of digital fusion, inc (a Florida corporation). On July 26, 2002, the Company completed an $800,000 secured convertible debt financing which will increase its 2002 interest expense over prior 2002 quarters. Net interest expense was $18,000 and $23,000 for the three months ended September 30, 2002 and 2001, respectively and $39,000 and $56,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

     During July 2001, the Company sold its network services and installation business unit to Spectrum Solutions, Inc. ("Spectrum") for $350,000 and Spectrum assumed certain lease obligations of the Company related to this network services and installation business unit. In July 2001, the Company recorded a $12,000 loss related to this sale.

     INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three- and nine-month periods ended September 30, 2002 and 2001 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three- and nine-month periods ended September 30, 2002 and 2001 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     NET INCOME (LOSS). The Company incurred a net loss of $261,000 and $1,024,000 for the three and nine months ended September 30, 2002, respectively. The Company adopted FASB 142 effective January 1, 2002, which requires the Company to discontinue amortizing its goodwill. Thus, no goodwill amortization was recorded during 2002. The Company recorded goodwill amortization of $870,000 for the three months ended September 30, 2001. The net loss for this same period excluding this goodwill amortization would have been $154,000.

     The Company recorded net income of $1,016,000 (net loss of $569,000 excluding gain on forgiveness of debt) and net loss of $4,855,000 for the nine months ended September 30, 2002 and 2001, respectively. As discussed above, no goodwill amortization was recorded during 2002. The Company recorded goodwill amortization of $2,906,000 for the nine months ended September 30, 2001. The net loss for this same period excluding this goodwill amortization would have been $1,949,000. The reduction of the net loss from the nine months ended September 30, 2001 compared to the same period in 2002 is due to the factors discussed above.

     Liquidity and Capital Resources

     The net cash used in operating activities was $1,091,000 in 2002. During the nine months ended September 30, 2002 DFI paid approximately $720,000 related to restructuring liabilities and accrued liabilities on sale of discontinued operations.

     Net cash used in investing activities was $23,000 during 2002 and was used to invest in equipment for the Company's operations. The Company does not expect to have significant equipment purchases during the remainder of 2002.

     Financing activities provided cash and cash equivalents of $460,000 in 2002. In July 2002, DFI completed an $800,000 secured convertible debt financing, which resulted in net cash received of $717,000 after fees and financing costs which was reduced by principal payments made on the note payable owed to PowerCerv of $257,000. DFI paid the December 31, 2002 and March 31, 2003 debt service payments early on the PowerCerv note during the third quarter to receive a $31,000 discount. The next payment owed on the PowerCerv note is due June 2003.

     Our working capital at September 30, 2002 is $22,000. Our net accounts receivable balance outstanding at September 30, 2002 is $1,313,000. Our cash and cash equivalents is $696,000. Currently the Company is funding its cash needs through consistent collections of accounts receivable and current operations. On July 26, 2002, the Company completed an $800,000 secured convertible debt financing, which resulted in net proceeds of $717,000 after certain fees and costs were deducted.

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $11,412,000 and $18,062,000 for the years ended 2001 and 2000, respectively and cash flow deficiencies from operations of $513,000 and $6,837,000 in 2001 and 2000, respectively. During the nine months ended September 30, 2002, the Company had net income of $1,016,000 (net loss of $569,000 excluding gain on forgiveness of debt) and cash flow deficiencies from operations of $1,091,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent upon obtaining cash flow from external sources, increasing revenue and decreasing costs.

     Management is currently building relationships where DFI would be the service provider in the relationship. During October 2002, DFI was awarded its five-year information technology schedule by the U.S. General Services Administration (GSA), which makes DFI's services readily available to federal agencies. Management continues to review its cost structure and continues to reduce costs. The Company's current operations have been funded mainly through internally generated funds. On July 26, 2002, the Company completed an $800,000 secured convertible debt financing which will be used for working capital. The Company continues to review its options, which includes additional debt, equity raise or a combination of both. However, there can be no assurance that the Company's efforts to increase revenue and reduce expenses will result in operating profits or positive cash flows from operations and there can be no assurance as to the availability or terms upon which such financing and capital might be available or if at all.

     Item 3. Controls & Procedures

     Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rule 15d-14(c). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

            No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

Item 2.     Changes in Securities.

            On July 26, 2002, in connection with a Securities Purchase - Agreement that the Company entered into with Laurus Master Fund, Ltd., a Cayman Islands company, the Company issued a Convertible Note and Warrant to Laurus Master Fund, Ltd. pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided under its section 4(2). The Warrant entitles Laurus Master Fund, Ltd. to purchase up to 75,000 shares of the Company's common stock, $.01 par value per share. The Warrant may be exercised, in whole or in part, at a price of $1.15 per share until its expiration on July 26, 2007. The Convertible Note is in the original principal amount of $800,000 and bears interest at the simple annual rate of 6%. An additional fee payable on the Convertible Note accrues at the simple annual interest rate of 4%. The Convertible Note is convertible into shares of the Company's common stock at the fixed conversion price of $.922 per share provided that the average closing price of the common stock for the 10 trading days prior to conversion is equal to or greater than $1.15. The proceeds from this transaction are being used for working capital.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)      Exhibits

         *10.1 Securities Purchase Agreement, dated as of July 26, 2002, between the Company and Laurus Master Fund, Ltd. (filed as
                  Exhibit 10.30 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

         *10.2 Convertible Note, dated as of July 26, 2002, between the Company and Laurus Master Fund, Ltd. (filed as Exhibit 10.31 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

          99.1    Written Statement of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2    Written Statement of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

                  On October 30, 2002, the Company filed a Form 8-K regarding the notification from The Nasdaq Stock Market that its Common Stock had failed to maintain a minimum closing bid price of $1.00 per share over the last 30 consecutive trading days.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIGITAL FUSION, INC.


Date:  November 14, 2002
                                   By:                /s/ Roy E. Crippen, III
                                      -----------------------------------------
                                   Name:                Roy E. Crippen, III
                                   Title:  Chief Executive Officer and President
                                                (Principal Executive Officer)

Date:  November 14, 2002

                                   By:                /s/ Karen L. Surplus
                                      -----------------------------------------
                                   Name:            Karen L. Surplus
                                   Title:       Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


*Incorporated by reference

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Roy E. Crippen, III certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Digital Fusion, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                       By:  /s/ Roy E. Crippen, III
                                                  ------------------------------
                                                       Roy E. Crippen, III
                                           Chief Executive Officer and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Karen L. Surplus certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Digital Fusion, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             By:    /s/ Karen L. Surplus
                                            ------------------------------
                                               Karen L. Surplus
                                           Chief Financial Officer