Form 10-K
period 2003-03-14
DIGITAL FUSION INC/NJ/
filed 2003-03-31
CIK 1057257

U.S SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

            400 North Ashley Drive, Suite 2600, Tampa, Florida 33602

          (Address of principal executive offices, including zip code)

                                 (813) 221-0024

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share.

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

    Issuer's revenues for its most recent fiscal year: $9,503,000.

    The aggregate market value of voting common equity held by non-affiliates of the Registrant based upon the closing sale price of common stock on February 25, 2003 as reported by the Nasdaq SmallCap Market was approximately $1,801,000. Shares of voting stock held by executive officers, board of directors and each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. (This determination of affiliate status is not necessarily a conclusive determination for other purposes.)
    As of February 28, 2003, 7,167,671 shares of the Registrant's common stock, $.01 par value per share, were outstanding.
    Documents Incorporated by Reference. The information called for by
Part III, Items 9-12, is incorporated by reference from the definitive proxy Statement for our 2003 Annual Meeting of Stockholders, which will be filed on or before April 30, 2003.

    Cautionary Statement Regarding Forward-Looking Statements

    Statements in this Annual Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934, including statements regarding our (as hereinafter defined) expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: the plans and objectives of the Company for future operations and trends affecting our financial condition and results of operations. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which
May Affect the Company's Future Performance." The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

    Item 1. Description of Business

    (a) Business Development

    We (as used herein, "we," "us," "our", "Digital Fusion", "DFI" and the "Company" refer to Digital Fusion, Inc.) are an information technology (IT) consulting company helping our customers make the most of technology to access business information, enhance the performance of their human resources, and meet their business needs. Our success is based on a total approach, providing the people, processes, and technology needed to translate business needs into sound IT strategies.
    Including its headquarters in Tampa, Fla., Digital Fusion has six locations across the U.S. East Coast: Orlando, Fla.; Washington D.C.; Philadelphia metro area; Ocean, NJ; and Huntsville, Ala. Digital Fusion's website address is www.digitalfusion.com.

                        Form and History of Organization

    Digital Fusion, Inc. was incorporated in February 1995 in Delaware as Internet Broadcasting Systems, Inc. The company's name was changed to IBS Interactive, Inc. when it went public in May 1998. During October 2001, shareholders approved the corporate name change to Digital Fusion, Inc. Our stock is traded on the Nasdaq Small Cap Market under the symbol of "DIGF".

                          Acquisitions and Divestitures

     In July 2001, Digital Fusion discontinued its network services and installation business unit and sold it to Spectrum Solutions, Inc. ("Spectrum Solutions") for $350,000. Spectrum Solutions assumed certain lease obligations of Digital Fusion related to this network services and installation business unit. Digital Fusion recorded a $188,000 gain related to this sale.
    In April 2001 Digital Fusion discontinued its Web hosting and non-dial-up Internet access business unit, and sold this unit to Veraciti, Inc for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of Digital Fusion related to the Web hosting and non-dial-up business. We recorded a $211,000 loss in connection with this sale.

    On March 1, 2000, in conjunction with our strategic vision to focus more on our IT consulting business line, we acquired all of the outstanding stock of digital fusion, inc. in exchange for 975,000 shares of unregistered common stock valued at $13.00 per share, a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. The value ascribed to the consideration of stock, equity instruments, debt and related costs was $19.1 million resulting in goodwill of $16.4 million. This was accounted for under the purchase accounting method.

    (b) Business of Issuer

                             Description of Services

    Digital Fusion's experience and expertise covers a wide range of IT services. We have managed and deployed large-scale, multi-site infrastructure projects involving complex systems integrations and migrations. Digital Fusion consultants have also designed and developed customized software applications and implemented third-party solutions to fulfill specific client needs. In addition, a number of Digital Fusion consultants work onsite in organizations across the country providing ongoing support and guidance for in-house IT projects. Digital Fusion's main service lines include:

    -- IT Consulting to businesses and organizations seeking information, guidance, and staffing for building business applications. We specialize in helping businesses thoroughly define project requirements and processes before they invest money, time, and people.

    -- Enterprise Application Solutions, including supplemental staffing (major Enterprise Resource Planning and Customer relationship management packages), financial analysis, upgrades and migrations, business process analysis, project audits, and Microsoft Great Plains Dynamics implementations.

    -- IT Support and Integration, helping organizations define, develop, and deploy the optimal solution for IT operations, including infrastructure consulting, desktop and help-desk support, network and server management, system migration and integration, and leasehold replacement.

    -- Government Services, working with local, state and national public sector organizations to develop a wide range of high performance information technology solutions.

    Within these primary service categories, Digital Fusion performs a variety of specific technical services. The following describes some of these in more detail.

Application Development--Digital Fusion has application development experience, from building customized software solutions to implementing and integrating third-party packaged programs, Web based and client/server. We have the technical expertise and business process and management experience to help orchestrate all the elements of the project and balance customized user demands with the most efficient implementation. In developing applications, Digital Fusion follows a proven application development methodology in which processes and requirements are thoroughly defined and documented to ensure the project stays on track.

Data Management--Digital Fusion has substantial experience working on database analysis, design, integration and administration projects involving a wide range of technologies, including Sybase, Microsoft, Oracle, DB2 and Informix. We have expertise in relational database design, stored procedures, database replication and synchronization, legacy systems migration, data mining and report generation. Our consultants' expertise and training encompass databases designed and tuned for mainframe, client/server, and distributed/Web platforms, from small databases with a few users to large databases processing many thousands of transactions per day.

IT Infrastructure Support and Integration--Digital Fusion's IT Support expertise includes hardware/software installation and ongoing maintenance, onsite end-user support and training, infrastructure design/analysis and configuration management, and systems and network administration. Our experience includes such large-scale projects as operating system rollouts of more than 100,000 PCs across 30 states and leasehold replacement projects of more than 125,000 computers and peripherals. Digital Fusion maintains multi-year staffing with several companies and manages more than 60 consultants onsite with companies in 12 states across the U.S., including Hawaii. Digital Fusion effectively and efficiently provides and manages consultants across geographically diverse customer sites. We provide dedicated technical managers who work with local offices and corporate headquarters to provide individuals who match the specific technical needs of the unit and the organization's particular corporate culture.

Web Design and Development--Digital Fusion designs, develops, and maintains engaging, interactive, multimedia websites and builds high-performance internet/intranet applications. We are a Macromedia Alliance Partner with thorough knowledge and experience in Web technologies such as JavaScript, Java, ASP, DHTML, XML, ColdFusion, Dreamweaver, Flash, and more. Our solutions also include complete content management features for managing information and streamlining communication company wide, along with easy-to-use tools to give non-technical staff full control of website or intranet/extranet content.

Business Process Analysis--The application a customer implements is only as effective as the business processes involved with using it. Our consultants design processes that integrate the capabilities of the software with the conditions of our customer's unique business environment, creating streamlined, highly productive operations. We show customers how to save money by automating processes and implementing more efficient solutions. We also evaluate the software and service options in today's crowded marketplace and recommend the best match for our customer's business.

Financials Analysis, Reporting and Project Support--We provide the expertise to maximize the capabilities of financials application, including mining and analyzing financial information and generating custom reports. We can help with Excel, Crystal Reports, InfoMaker, and more. Whether implementing, customizing, optimizing, upgrading, migrating, or providing on-going support, we offer experienced, expert assistance with financials, human resources, or CRM initiatives. We have expertise in PeopleSoft, Oracle, Lawson, JD Edwards, Siebel, Microsoft Great Plains, and more.

                                 Strategic Plan

    During 2002, Digital Fusion's strategic plan for business development was to provide IT consulting services that focused on providing the best technical solutions to business problems. In a tight economic climate in which IT spending was dramatically restricted, our strategic position was to place special emphasis on helping customers maximize their current IT systems to create the most cost-effective solutions to immediate business problems and make their technology investments do more.

                          Federal GSA IT Schedule Award

    During October 2002, Digital Fusion was awarded a five-year information technology schedule by the U.S. General Services Administration (GSA). This GSA schedule was an intrinsic part of Digital Fusion's strategic plan to further develop our public-sector customer base. A GSA schedule is one of the main procurement vehicles for government agencies. Created by Congress to improve government efficiency, the GSA helps other federal agencies acquire supplies and services such as IT consulting, equipment, telecommunications and office space.

                               Sales and Marketing

    Each service line described above has a specific target market and customer size. Overall, we market our IT Consulting services and Enterprise Application Services to mid-sized businesses (including mid-size departments of larger enterprises) and public sector institutions. Our suite of services enables our customers to capitalize on the wide variety of critical business and data communication opportunities made possible by the Internet and Internet-related technologies while maximizing their investment in their legacy systems.

    Our sales and marketing strategy is driven by our ability to offer solutions specific to each customer's needs, and then to cross sell additional services to that customer when appropriate. In this way, we are able to increase awareness of our comprehensive business and IT consulting services and desktop support and integration. Our marketing efforts are primarily focused on mid-sized businesses and organizations for our strategic services, and large-sized organizations for our staffing, application development, and desktop support services. We use a direct sales model for marketing and selling our services.
    Our marketing efforts principally involve tradeshows, direct mailing, telesales, involvement in appropriate industry professional organizations, and informal networking in areas within the geographic scope of our network. These efforts are critical to increasing the brand recognition of the name "Digital Fusion," which will make it easier for our sales group to convert the customer interest to closed business.
    We also generate sales leads through referrals from customers, consultants, requests for proposals, referrals from other business and IT consulting service businesses, our website and associated links and industry seminars and trade shows.
    In 2002, we also put concentrated effort into strengthening our relationships with existing partners and establishing new strategic partnerships for bringing in new business. Currently we are a Microsoft Certified Solution Provider, Microsoft Great Plains Certified Business Solutions Provider, and a Macromedia Associate Partner. We also have an arrangement with Intuit, which allows their federal government customers to use Digital Fusion's GSA IT schedule to procure Intuit's TrackIt products.

              Sales Management and Services Distribution Structure

    Digital Fusion's organizational structure adheres to a regional sales management and services distribution model that allows the company to be flexible and responsive to client needs. Management and sales for our IT Consulting service line operate regionally with area services managers (ASMs) for Florida, Mid-south, Northeast, and New York City each managing service delivery, consultant resources, and sales for his respective region. This structure gives the Company regional control to manage resources and develop sales strategies, tailored to regional market demands. The IT Support, Enterprise Application, and Government service lines have a national client base with programs, consultant resources, and sales managed at the corporate level.

                                    Customers

    Digital Fusion's customer base consists primarily of businesses and organizations with IT consulting, business application development and IT support and integration needs. We intend to expand our customer base in all of our business lines through internal growth to lessen our dependence on any one particular customer or group of customers. Our GSA award, mentioned above, is an important part of this effort.

    Our customers during the year ended December 31, 2002 included:

Amana                  Bank of America                   Bentley
                                                          Systems
ABN AMRO               Bridgestone/Firestone             Commerce
                                                          Bancorp
Darden Restaurants     Florida Hospital Health Sciences  Deutsche Bank
Harcourt Brace         Hillsborough County, Fla.         Intergraph
                                                          Corporation
Jacobs Sverdrup        Kingsway America                  Lucent
                                                          Technologies
Marriott Vacation Club New York University               Nielsen Media
 Int'l                                                    Research
Orange County, Fla.    Progress Energy                   Rutgers
                                                          University
Scandinavian Tourist   State of Florida                  State of
 Board                                                    Tennessee
Strahman Valves        Somerset Hills School District    TIAA/CREF
Time Warner            U.S. Army                         VitalWorks
 Communications
Vitality Beverages     Wharton School of Business        Zenith
                                                          Products

                       Dependence on a Few Major Customers

    We are dependent on a limited number of customers for a substantial portion of our revenues. For the years ended December 31, 2002 and 2001, our largest customer, Aetna, accounted for approximately 24% and 18%, respectively, of our revenues. Our contract with Aetna provides that we render services pursuant to purchase orders, each of which constitutes a separate contractual commitment by Aetna. Non-renewal or termination of our contract with Aetna or the failure by Aetna to issue additional purchase orders to us under the existing contract would have a materially adverse effect on us. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained, that we will be able to retain existing customers and attract new customers or that we will not remain largely dependent on a limited customer base accounting for a substantial portion of our revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance - A loss of a significant customer could substantially decrease our revenues."

                                   Competition

    The markets for our services are highly competitive, but are specific to each individual service line. With limited barriers to entry we believe the competitive landscape will continue to increase both from new entrants to the market as well as from existing players. We continue to face increasing competition from outsourced recruiting companies. In addition, the growing trend in 2002 for companies to ship part of their software programming work overseas, especially to India, has increased competition in the IT services industry.
    Traditional professional service firms (e.g. management consultants), traditional IT service providers and advertising firms, have created divisions within their organizations that focus on the business needs of their customers. Many of these service providers, however, do not provide the breadth of services needed to offer comprehensive, integrated business solutions and services. Management consulting firms focus on overall business strategies and the remodeling of business processes for use in an Internet environment. The more traditional IT service providers are focused on systems integration and the development and implementation of enterprise software applications. Advertising agencies and pure Web design shops have focused on the marketing and creative development of services, but typically lack technical capabilities depth and the ability to provide complete, integrated solutions.
    We compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, including

    -- Large information technology consulting and service providers and application software firms
    -- International, national, regional and commercial ISPs who have consulting services divisions
    -- Computer hardware and software and other technology companies also providing services
    --  Application service providers
    --  Staffing companies

    Many of our competitors have expanded their service offerings and increased their focus on e-Business and IT professional services markets, thus increasing the number of organizations that were providing similar services to ours. We remain focused on delivering better service than our competitors who also deliver business application development services.

                               Pricing Competition

    In 2002, we continued to encounter extensive pricing pressure, which in turn resulted in reductions to the average selling price of our services. There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the number of customers, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that consolidation in the business and IT professional services market will continue to result in increased price competition, partly due to a market surplus of software developers, which drives down the consultant bill rate, and the trend toward outsourcing programming work overseas. This may make it difficult for us to gain additional customers and could have a material adverse effect on us. There can be no assurance that we will be able to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance - We May Not Have The Resources To Compete Effectively With Our Larger Competitors, Which Could Result In Lost Market Share and Decreased Pricing."

                                    Employees

    At December 31, 2002, Digital Fusion had 88 full-time employees including three executive officers, 70 billable employees, eight people dedicated to sales and marketing activities and seven administrative personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance - If We Are Unable To Retain The Services Of Key Personnel, Our Business Operations May Be Disrupted."
    To maximize the use of our resources and evaluate the skills and knowledge of certain prospective employees, we routinely hire temporary personnel to satisfy demand for additional personnel with the new projects. We have also implemented an internal skills-tracking application and other support systems.

                                 Geographic area

    The majority of our customers are from the United States with less than 1% located elsewhere, and this is also representative of where our revenues are derived. All assets are located in the Eastern part of the United States.

                                   Seasonality

    Our quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. Demand for the Company's services has historically been lower during the fourth quarter as a result of holidays and vacations.

Item 2. Description of Property

    We serve our customers through our corporate headquarters, located in Tampa Florida, and our regional offices located in New Jersey, DC, Florida and Alabama. By April 30, 2003, DFI will move its corporate headquarters to Huntsville, Alabama and will close its Tampa, Florida office location. The existing facility in Huntsville will be sufficient to house the corporate headquarters.
    At December 31, 2002, we did not own any real property and conducted our operations at the following leased premises:



                                                                                           Approximate
                                                                               Approximate   Annual
                                                                                  Square     Leased
Location                       Description of Facility                            Footage      Cost   Lease Term
------------------------------------------------------------------------------------------------------------------------
400 N. Ashley Drive            Corporate headquarters, sales, administration,
Suite 2600                      education                                            7,012    $96,000  Month-to-Month
Tampa, FL  33602

1930 Route 70                  Sales, customer support, and programming
Suite K 54                      services
Cherry Hill, NJ  08003                                                               1,946    $28,000  9/22/01-8/31/03

3430 Sunset Ave.               Sales, customer support, and programming        1,200 (eff.
Suite 20                        services                                        2/1/03 300
Ocean, NJ  07712                                                                  sq ft)      $17,000  Month-to-Month

4970 Corporate Drive           Sales, customer support, and programming
Suite 100A                      services
Huntsville, AL 35805                                                                 3,256    $37,000  1/1/02 - 12/31/04

5778 S. Semoran Blvd.          Sales, customer support and programming services
Orlando, FL  32822                                                                   4,566    $69,000  3/1/98 - 2/28/03

8965 Center Street             Sales, customer support and programming services
Manassas, VA  20110                                                                    800     $8,900  4/1/02 - 3/31/05



We believe that all of our leased premises are in generally good condition, well maintained and adequate for our current operations.

Item 3. Legal Proceedings

    The Company is involved in certain legal actions arising in the ordinary course of business. The Company is defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters or these matters in the aggregate will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

    Our common stock is traded on the Nasdaq SmallCap Market under the symbol "DIGF." The following table indicates high and low sales quotations for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

               2002         High                Low
------------------------------------------------------------
First Quarter                     $1.19               $0.40
Second Quarter                    $1.40               $1.00
Third Quarter                     $1.09               $0.68
Fourth Quarter                    $0.80               $0.37


               2001         High                Low
------------------------------------------------------------
First Quarter                     $1.81               $0.41
Second Quarter                    $1.15               $0.35
Third Quarter                     $0.85               $0.30
Fourth Quarter                    $2.00               $0.26


    On October 28, 2002, the Company was notified by The Nasdaq Stock Market, Inc. that its common stock failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by The Nasdaq SmallCap Market listing requirements. The letter stated that the Company has 180-days or until April 28, 2003 to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive trading days. If the Company fails to meet this requirement by April 28, 2003, the Companies securities will be delisted.
    The number of holders of record of our common stock on February 28, 2003 was 105.
    There were no dividends or other distributions made by DFI during the fiscal year ended December 31, 2002 with respect to its common stock. DFI currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends to the holders of our common stock in the foreseeable future.

                           Sales of Unregistered Stock

    Sales of unregistered stock during the preceding three-year period (other than sales of unregistered stock issued during the fourth quarter 2002) have been previously reported on our Forms 10-KSB and 10-QSB and are incorporated into this 10-KSB by reference.
    As part of our 1999 acquisition of Florence Business Net, on December 27, 2002 we issued 3,235 shares of common stock that had been held in reserve for Florence Business Net, pursuant to the terms of the related acquisition agreement. Because this issuance did not involve any public offering, it was exempt from registration under
Section 4(2) of the Securities Act of 1933.
    On January 8, 2003, our registration statement on From S-3, as amended (file number 333-100052), relating to our convertible note issued to Laurus Master Fund was declared effective by the SEC. We registered 951,153 shares of common stock for issuance upon conversion of a convertible note. At the noteholder's election, this note is convertible into shares of common stock at $0.922 a share after the DFI common stock price is at or above $1.15 a share for ten consecutive days. We registered 75,000 shares for issuance upon exercise of a common stock purchase warrant. The warrant is exercisable for a five-year period commencing on July 26, 2002 at a price of $1.15 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements appearing elsewhere herein.

                                    OVERVIEW

    We are an information technology (IT) consulting company helping our customers make the most of technology to access business information, enhance the performance of their human resources, and meet their business needs. Our success is based on a total approach, providing the people, processes, and technology needed to translate business needs into sound IT strategies. We provide our services to businesses, organizations and public sector institutions in the Eastern United States. Our revenues are derived principally from fees earned in connection with the performance of services provided to customers. We typically bill on a time and materials basis. The majority of our costs are associated with personnel, which varies with our revenue. Attracting and retaining billable personnel will be important for our Company going forward.
    During the past year, we have continued our strategic vision to focus on being an IT consulting services company, concentrate on our profitable business units and further developing our public-sector customer base. In furtherance of this goal, we were awarded our GSA IT schedule during October 2002, continued to stream-line the costs of our continuing business units, closed unprofitable offices and sold or shut down business units that did not fit our strategic vision of being an IT consulting services company.
    We currently have an office location in Alabama, two in Florida, two in New Jersey, and one in the Washington DC area. We are in the process of moving the corporate headquarters from Tampa, Florida to Huntsville, Alabama by April 30, 2003. The Tampa office will be closed at that time. Our Huntsville office has our largest federal customer base and this move will help us increase our penetration into the federal markets. Due to the headquarters relocating out of state, the Company's Chief Financial Officer will be resigning effective June
30, 2003 but will be available for assistance during the subsequent transition.
    During the fourth quarter of 2002, we recorded an impairment of goodwill associated with prior years acquisitions of $1.2 million. The $3.3 million value of remaining goodwill on our balance sheet as of December 31, 2002 was determined by the quoted market value of DFI. During the first quarter 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible
Assets". Under these new standards, goodwill is subject to a periodic impairment test of fair value and is no longer amortized over its useful life.
    As a result of significant restructuring, closing of unprofitable offices and selling certain business divisions during 2000 and the first half of fiscal year 2001, the Company accumulated unpaid liabilities not associated with current operations in excess of $3.9 million ("Legacy Liabilities"). These creditor liabilities include terminated equipment leases, property leases and telecommunication contracts as well as certain professional fees. Through productive negotiations with the creditors, these liabilities have been settled and paid.
     The Company has incurred losses of $403,000 and $11,412,000 in 2002 and 2001, respectively, and cash flow deficiencies from operations of $1,026,000 and $513,000 in 2002 and 2001, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon restructuring our outstanding debt, obtaining cash flow from external sources and attaining positive cash flow from operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

    The Company believes that, as a result of the actions it has taken during prior years to restructure and streamline the Company and assuming it can restructure its outstanding debt by extending the payment terms, it currently has sufficient cash to meet its funding requirements over the next year; however, the Company has experienced negative cash flows from operations and incurred large net losses in the past.
    The Company's current growth has been funded through internally generated funds. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, issuance of addtional equity or a combination of both. There can be no assurance as to the availability of such financing and capital or whether the terms upon which they are available would be acceptable to the Company.

                              Results of Operations

Revenues.

    Revenues decreased by $7,760,000, or 45%, from $17,263,000 for the year ended December 31, 2001, to $9,503,000 for the year ended December 31, 2002. Approximately $4 million of this decrease is due to reduced revenues from the business divisions and offices that were shut down or sold during our 2001 restructurings. Approximately $3 million of the decrease is due to the softening of the IT consulting market over the past year. Revenue from our largest professional service customer was responsible for 24% of our revenue in 2002 as compared to 18% in 2001.

Cost of Services.

    Cost of services for Consulting Services consists primarily of salaries and expenses of engineering, programming and technical personnel, expenses relating to cost of equipment and applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $5,813,000, or 44%, from $13,132,000 for 2001 to $7,319,000 for 2002. This 44% decrease in cost of services is mainly due to the 45% decrease in revenues as discussed above.

Gross Profit.

    Our gross profit was $4,131,000 or 24% of revenues in 2001 and $2,184,000 or 23% of revenues in 2002. The decrease of $1,947,000 of gross profit during 2002 is primarily due to the reduction of revenues discussed above.

Selling, General and Administrative.

    Selling, general and administrative (SG&A) expenses consist primarily of salaries and expenses associated with marketing literature, advertising, direct mailings, accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of the Company. SG&A expenses decreased by $2,489,000, or 44%, from $5,632,000 in 2001 to $3,143,000 for 2002. This decrease was primarily due to the administrative headquarters move from New Jersey to Florida during January 2001, the reduction of costs related to the business units that were sold and offices closed during 2001, and the April 2001 restructuring.

Amortization of Intangible Assets.

    We implemented SFAS 142 on January 1, 2002 and in accordance with SFAS 142, we discontinued amortization of goodwill as of January 1, 2002. The amortization recorded for 2001 was $3,776,000. In accordance with SFAS 142, there was no amortization of goodwill during 2002.

Impairment of Goodwill.

    During the fourth quarter of 2001 and 2002, we recorded impairment of goodwill charges of $6.5 million and $1.2 million, respectively, associated with prior years acquisitions. The value of the remaining $3.3 million of goodwill on our balance sheet as of December 31, 2002 was determined by the quoted market price of DFI at yearend. We will continue to review the goodwill balance during 2003 to determine if any further write-downs are needed.

Severance and Restructuring.

    During April 2001, we took cost reduction and restructuring steps to become profitable. We closed our Detroit facility and reduced our sales and general and administrative management headcount by 21 employees. As a result, we recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $456,000 relating to the closing of the office, and $62,000 relating to severance, benefits and entitlements.
    During 2002, we reduced our severance and restructuring liability by $271,000 based upon our current estimates of our remaining liabilities associated with our 2001 restructurings.

Gains on Forgiveness of Debt

    During 2002, we reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $1,585,000.
    During 2001, we recorded gains on forgiveness of debt of $977,000 related to settlement agreements.

Interest Expense.

    Interest expense consists primarily of interest payments and accruals on indebtedness in connection with the acquisition of digital fusion, inc (a Florida corporation). On July 26, 2002, the Company completed an $800,000 secured convertible debt financing which increased its 2002 interest expense over 2001. Interest expense was $87,000 and $154,000, respectively for the years ended 2001 and 2002.

Interest Income.

    Interest income decreased from $16,000 in 2001 to $12,000 in 2002 due to a decrease in our cash position in 2002 relative to 2001.

Loss on Disposal of Assets.

    During April 2001, the Company sold its web hosting and non-dial-up internet access business to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of the Company related to the web hosting and non-dial-up internet access business and subleased 4,000 square feet of the Cedar Knolls office space through lease termination. The Company recorded a $211,000 loss related to this sale. Veraciti is owned by Frank Altieri, a former member of the DFI Board of Directors.
    During July 2001, the Company sold its network services and installation business unit to Spectrum Solutions, Inc. (Spectrum) for $350,000 and Spectrum assumed certain lease obligations of the Company related to this network services and installation business unit. The Company recorded a $188,000 gain related to this sale.
    No such gain or loss was recorded during 2002.

Other income(expense), net.

    During 2002, at the request of PowerCerv Corporation, Inc. (PowerCerv), we made debt payments of $188,000 owed on the promissory note issued to PowerCerv earlier than scheduled. For this, the Company received a discount of $42,000. The next scheduled debt payment on this PowerCerv debt is June 30, 2003. The remaining debt outstanding at year end was $135,000.

Income tax provision.

    The Company has not recognized an income tax benefit for its operating losses generated during 2001 and 2002 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2001 and 2002 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net loss.

     The Company has incurred net losses of $11,412,000 for 2001 and $403,000 for 2002. The Company adopted FASB 142 effective January 1, 2002, which requires the Company to discontinue amortizing its goodwill. Thus, no goodwill amortization was recorded during 2002. The Company recorded goodwill amortization of $3,776,000 during 2001. The net loss for 2001 excluding this goodwill amortization would have been $7,636,000. The reduction of net loss from 2001 to 2002 is discussed above and includes recording an impairment of goodwill charge that was $5.3 million less than 2001, gain on forgiveness of debt that was $608,000 higher than in 2001 and lower revenues during 2002 compared to 2001.

Liquidity and Capital Resources.

    The net cash used in operating activities increased from $513,000 in 2001 to $1,026,000 in 2002. This increase in cash used in operations is mainly due to having lower accounts receivable collections in 2002 compared to 2001. During 2001, we collected our receivables faster compared to years earlier than 2001 which resulted in increased accounts receivable collections in 2001. Also, during 2002 our accounts receivable balances were lower due to lower sales.
    Net cash provided by investing activities was $500,000 in 2001. This was from the sale of two business units (non-dial up internet access and web hosting business unit and network services and installation business unit). Net cash used in investing activities was $23,000 in 2002. We do not anticipate having significant equipment purchases during 2003, however to support substantial growth we will need to make certain equipment investments.
     During 2002, financing activities provided $717,000 of cash through a secured note from Laurus Master Fund. This was offset by note repayments of $365,000. During 2001, financing activities used $216,000 of cash to pay down the PowerCerv note related to the Digital acquisition (see Footnote 8 in the Notes to Consolidated Financial Statements section). Going forward, our ability to grow substantially may be dependent upon obtaining cash flow from external sources.
     Our working capital at December 31, 2002 is $(41,000). During the last quarter of 2002, we were cash flow positive from operating activities by $65,000. To accomplish this, we stream-lined our continuing business units, closed unprofitable offices and sold or shut down business units that did not fit our new strategic vision of being an IT consulting services company. Also by April 30, 2003, we will close down our Tampa office and move the Company headquarters from Tampa, Florida to Huntsville, Alabama. With these actions, we believe we have taken the steps necessary to become cash flow positive from our continuing operations. We will continue to focus on consistent collections of accounts receivable and continued improvements in the operational performance of our ongoing business lines. However, the Company received a going concern audit opinion from its auditors because of its previous losses.
    We believe that if we meet our Company plan and we restructure our outstanding debt, we will be able to have sufficient cash and cash flows from operations to meet our funding requirements over the next year. If we have potential short falls in execution of our Company plan, seek to expand our operations, and/or do not receive our customer payments in a timely manner, we may require an infusion of working capital, the availability and terms of which can not be predicted.

Fluctuations in Operating Results.

    Our operating results may fluctuate significantly from period to period as a result of the length of our sales cycle, as well as from customer budgeting cycles, the introduction of new products and services by competitors, the timing of expenditures, pricing changes in the industry, technical difficulties, and general economic conditions. Our business is generally subject to making expenditures and using significant resources prior to receipt of corresponding revenues. Our operating results can also fluctuate based upon the number of billable days in a quarter and the fourth quarter is typically lower due to vacations taken during the holidays. Our business is somewhat dependent upon the economy. Certain customers (including our largest customer) have put projects on hold due to the slow down in the economy and may terminate their contracts, which could have a material impact on our Company.

Inflation.

    Inflation has not had a significant impact on our results of operations.

Recent Events.

    We are moving our headquarters to Huntsville, Alabama from Tampa, Florida by April 30, 2003.

Certain Factors Which May Affect the Company's Future Performance

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

    We have been in operation since 1995 and many of our services have only been offered since 1997 or later. In 1999 and 2000, we acquired multiple companies. In 2000 and 2001, we sold off multiple divisions and underwent significant restructurings. In 2001, there was a significant change in our management. As a result of the change in management and our business units, our prior operating history may not be representative of our current operations, which makes it difficult to forecast future results and for you to evaluate us.

WE HAVE EXPERIENCED SIGNIFICANT PRIOR OPERATING LOSSES. IF WE DO NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS OR IF WE ARE UNABLE TO RAISE CAPITAL IN SUFFICIENT AMOUNTS, WE MAY BE UNABLE TO CONTINUE TO OPERATE OUR BUSINESS.

    We have recently experienced significant losses in our operations. We may continue to incur losses for the foreseeable future. For the year ended December 31, 2001 and 2002 our losses from continuing operations were $12.0 million and $400,000, respectively. Our expenses may increase as we seek to grow our business and as our business expands. Even if we become profitable, we may be unable to sustain our profitability. We may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to operate our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, we may be unable to continue as a going concern.

WE HAVE RECEIVED AN AUDITOR'S OPINION WHICH INCLUDES AN EMPHASIS PARAGRAPH ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    We may be unable to continue as a going concern. We have suffered recurring losses and negative cash flow from operations. During 2002, we incurred a net loss of $400,000 and used net cash of $1 million in operations. We will need to restructure our outstanding debt and become cash flow positive to continue as a going concern. See the auditor's opinion which includes an emphasis paragraph about our ability to continue as a going concern in the financial statement section of this report (Page F-2). We can give you no assurance that we will be able to restructure our outstanding debt or that we will become cash flow positive.

A LOSS OF A SIGNIFICANT CUSTOMER COULD SUBSTANTIALLY DECREASE OUR REVENUES.

    Our largest customer, Aetna accounted for 24% of our revenue at December 31, 2002. Our contract with this customer is up for renewal on December 31, 2003. There can be no assurance that we will be able to renew this contract. A termination by a major customer could substantially decrease our revenues.

IF OUR REVENUES DO NOT MEET FORECASTED REVENUES, THIS MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION, AND WE COULD SUFFER MATERIAL LOSSES.

    A large portion of our revenues derived from our consulting business is generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from any of our customers, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we generally will be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses in the event of "fixed-price" contracts.
    We may increase our operating expenses to increase the number of our sales, marketing and technical personnel to sell, provide and support our products and services. We may not be able to adjust our spending quickly enough to offset any unexpected revenue shortfall. In addition, at any given point in time, we may have significant accounts receivable balances with customers that expose us to credit risks if such customers are unable to settle such obligations. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, this could have a material adverse effect on our financial condition, and we could suffer material losses.

IF WE FAIL TO ADEQUATELY KEEP UP WITH THE RAPIDLY CHANGING, EVOLVING INFORMATION TECHNOLOGY MARKET, WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY.

    The markets for some of our services are changing rapidly and evolving, and therefore the ultimate level of demand for our services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development and IT support and integration consulting services could materially adversely affect our business and prospects and we may not be able to attain profitability.
    Our success is dependent on our ability to continually attract and retain new customers as well as to replace customers who have not renewed their contracts. Achieving significant market acceptance will require substantial efforts and expenditures on our part to create awareness of our services.

WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY WITH OUR LARGER COMPETITORS, WHICH COULD RESULT IN LOST MARKET SHARE AND DECREASED PRICING.

    Competition for the Internet and IT consulting services that we provide is significant, and we expect that competition will continue to intensify due to the low barriers to entry. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against such competitors, we will lose market share. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and greater financial, technical, facilities, marketing, capital and other resources than we have.
    Our competitors may respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may also devote greater resources than we can to the development, promotion and sale of their products and services. They may develop Internet products and services that are superior to or have greater market acceptance than ours. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners.

    New competitors, including large computer software, professional services and other technology and telecommunications companies, may enter our markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. We may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from consulting services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

WE MAY NOT BE ABLE TO KEEP PACE WITH THE RAPIDLY EVOLVING TECHNOLOGICAL CHANGES IN THE INFORMATION TECHNOLOGY INDUSTRY AND THIS COULD RENDER OUR PRODUCT AND SERVICE OFFERINGS OBSOLETE.

    The technology required to provide Internet and IT professional services is rapidly evolving. Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to this rapidly changing technology environment by continually improving the responsiveness, functionality and features of our products and services to meet customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, it may render our existing products and services obsolete which would have a material and adverse affect on our financial position and results of operation.

IF WE ARE UNABLE TO MAINTAIN AN EFFICIENT AND UNINTERRUPTED OPERATION OF OUR COMPUTER SYSTEMS, THIS COULD CAUSE US TO LOSE SOME OF OUR CUSTOMERS.

    Some of our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in Tampa, Florida. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays our network operations could cause us to provide an unacceptable level of service to our customers which might result in losing some of our customers.

IF WE ARE UNABLE TO MAINTAIN THE SECURITY INTEGRITY OF OUR SYSTEMS, THIS MAY RESULT IN A LIABILITY TO US OR A LOSS OF CUSTOMERS.

    We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.
    The security services that we offer in connection with customers' use of the networks cannot insure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of these problems may result in claims against us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on our financial position and reputation and on our ability to attract and retain customers.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR EXISTING BUSINESS, WHICH MAY RESULT IN SUBSTANTIAL COSTS, NEGATIVE CASH FLOW AND REDUCED EARNINGS.

    A key element of our expansion strategy has been to grow through acquisitions. We may acquire and integrate complementary businesses, products, services or technologies, but we may not be able to successfully integrate these acquired businesses into our business. This may result in substantial costs, negative cash flow and reduced earnings.
    Some specific issues related to integrating the acquired businesses are as follows:

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

AN ACQUISITION MAY DILUTE THE INTEREST OF OUR STOCKHOLDERS AND MAY NOT BE SUCCESSFUL, WHICH COULD RESULT IN AN INABILITY TO SUSTAIN PROFITABILITY AND AN IMPAIRMENT OF ASSET VALUES.

    We cannot assure you that any completed acquisition will enhance our business. If we proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the acquisitions. If we were to consummate one or more acquisitions in which the consideration consisted of stock, our stockholders could suffer significant dilution of their investment in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. If one or more acquisitions were not successful, this could result in an inability to sustain profitability and an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets.

IF WE ARE UNABLE TO FULFILL THE CONDITIONS NECESSARY TO MAINTAIN A LISTING ON THE NASDAQ SMALLCAP MARKET, THIS COULD REDUCE THE LIQUIDITY AND PRICE OF OUR COMMON STOCK.

    We have received a delisting notice from NASDAQ SmallCap Market due to our common stock price being below $1.00 for 30 consecutive trading days. We have until April 28, 2003 to regain compliance. The stock bid price must be above $1.00 for at least 10 consecutive trading days to regain compliance.
    In the event our common stock is delisted, the liquidity of our stock would be reduced, making it more difficult for an investor to dispose of our common stock or to obtain accurate quotations of the market value of our common stock. A delisting could also result in a reduction in the price of our common stock.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF KEY PERSONNEL, OUR BUSINESS OPERATIONS MAY BE DISRUPTED.

    The loss of existing personnel or the failure to recruit additional qualified technical, managerial and sales personnel, could disrupt our business operations as well as increase the expenses in connection with hiring replacement personnel. We also depend on the performance of our executive officers and key employees, some of whom have not entered into employment agreements with us. The loss of these executives or key employees could disrupt our business operations.

WE MAY NEED ADDITIONAL CAPITAL AND MAY NOT BE ABLE TO OBTAIN IT, WHICH COULD AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    Our future capital uses and requirements will depend on numerous factors, including:

                -- The extent to which our solutions and services gain market acceptance.
                -- The level of revenues from our present and future solutions and services.
                --  The expansion of operations.
                -- The costs and timing of product and service developments and sales and marketing activities.
                -- Costs related to acquisitions of technology or businesses.
                --  Competitive developments.
                -- Costs related to downsizing and discontinuation or sale of business units.
                --  Need for working capital
                --  Timing of Accounts Receivable Collections.
                --  Timing of debt payments.

    In order to continue to increase sales and marketing efforts, continue to expand and enhance the solutions and services we are able to offer to present and future customers and fund potential acquisitions, we may require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurances that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in May 1998 and debt facilities.
    We cannot assure you that additional funding will be available for us to finance our ongoing operations when needed or that adequate funds for our operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, or on terms acceptable to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our expansion programs, to limit the marketing of our products, or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves. It may also not allow us to have sufficient working capital to continue our business. This could affect our ability to continue as a going concern.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE.

    Our revenues and operating results vary significantly from quarter-to-quarter due to a number of factors, not all of which are in our control. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the market price of our common stock may fall.
    Factors that could cause quarterly results to fluctuate include:

            -- Change in customer demand for products and services. -- Timing of the expansion of operations.
            -- Seasonality in revenues, principally during the summer and year-end holidays.
            -- The mix of products and services revenues from our operating divisions.
            --  Changes in pricing by competitors or us.
            -- Introduction of new products or services by competitors or us.
            -- Costs related to acquisitions of technology or businesses.
            --  Recession or slow-down in economy.
            --  Termination of customer contracts.

WE HAVE LIMITED INTELLECTUAL PROPERTY PROTECTION AND WE MAY NOT BE ABLE TO SUCCESSFULLY PROTECT OUR PROPRIETARY INFORMATION, WHICH COULD RESULT IN LOST SALES AND LOST COMPETITIVE ADVANTAGE.

    We rely on a combination of copyright and trademark laws, trade secrets laws and license and nondisclosure agreements to protect our proprietary information, particularly the computer software applications that we have developed. We currently have no registered copyrights or patents or patent applications pending. It may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization. The majority of our current contracts with our customers contain provisions granting to the customer intellectual property rights to certain of our work product, including the customized programming that we create for such customer. We anticipate that contracts with future customers will contain similar provisions. Other existing agreements to which we are a party are, and future agreements may be, silent as to the ownership of such rights. To the extent that the ownership of such intellectual property rights is expressly granted to a customer or is ambiguous, our ability to reuse or resell such rights will or may be limited.
    Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting relationship with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors which may result in lost sales and lost competitive advantage.

IF WE FAIL TO PERFORM TO CUSTOMERS' EXPECTATIONS THIS COULD RESULT IN CLAIMS AGAINST US, WHICH COULD REDUCE OUR EARNINGS.

    Our services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of our customers' businesses. Our failure or inability to meet a customer's expectations in the performance of our services could harm our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although we have implemented policies to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. We attempt to limit contractually our damages arising from negligent acts, errors, mistakes or omissions in rendering services and, although we maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would reduce our earnings.

WE MAY BECOME SUBJECT TO LEGAL CLAIMS RELATING TO THE CONTENT IN THE WEB SITES WE BUILD OR HOST, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

    There are an increasing number of laws and regulations pertaining to the Internet. These laws and regulations relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business. The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content in the web sites we host or in email messages that we transmit. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites we host. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. If we have to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial position may be materially adversely affected.

LARGE QUANTITIES OF COMMON STOCK SALES BY OUR SHAREHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECREASE DUE TO THE LACK OF A LIQUID MARKET FOR OUR COMMON STOCK

    The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
    We have holders of options and warrants that if they were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of our common stock as well.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    On September 27, 2001, we notified BDO Seidman LLP ("BDO") they would no longer be engaged as our auditors and appointed Pender
Newkirk & Company, a local Tampa firm, as our independent auditor for the remainder of 2001. Our change of auditors was approved by our audit committee and board of directors. BDO's report on financial statements of DFI for the past two years contained no adverse opinion or, disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. BDO's report on the Company's financial statements was unqualified with an explanatory paragraph for a going concern due to the fact that DFI incurred significant losses for the years ended December 31, 2000 and 1999 and our ability to continue as a going concern is contingent upon our ability to raise additional funds and restructure our liabilities. There there were no disagreements between DFI and BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make a reference to the subject matter thereof in connection with our report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The response to this item will be contained in our Proxy Statement for our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") and is incorporated by reference.

Item 10. Executive Compensation

     The response to this item will be contained in 2003 Proxy Statement and is incorporated by reference.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

     The response to this item will be contained in 2003 Proxy Statement and is incorporated by reference

Item 12. Certain Relationships and Related Transactions

     The response to this item will be contained in 2003 Proxy Statement and is incorporated by reference.

Item 13. Exhibits List and Reports on Form 8-K

    (a) Exhibits

     The following is a list of Exhibits filed as a part of this Report.

Exhibit No.                     Description

   *2.1    Securities Purchase Agreement, dated July 26, 2002, between the Company and Laurus Master Fund, Ltd., filed as exhibit 10.30 to the Company's Form 10-QSB for the period ended June 30, 2002, and incorporated herein by reference
   *2.2    Convertible note, dated July 26, 2002, between the Company and Laurus Master Fund, Ltd., filed as exhibit 10.31 to the Company's Form 10-QSB for the period ended June 30, 2002, and incorporated herein by reference.
   *3.1    Restated Certificate of Incorporation of the Company (filed as
           Exhibit 3.1 to our Registration Statement on Form SB-2, File No. 333-47741, filed on April 23, 1998 (the "Registration Statement")).
   *3.2 Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).
   *3.3    Amendment to Restated Certificate of Incorporation (filed as
           Exhibit 3.1 to our Report on 8-K, filed November 8, 2001).
    4.1 See Exhibit numbers 3.1, 3.2 and 3.3 for provisions of the Restated Certificate of Incorporation and Restated By-Laws of the Company, as amended, defining the rights of the holders of common stock.
   *4.2 Specimen form of certificate evidencing the shares of common stock of the Company (filed as Exhibit 4.1 to our Registration Statement).
  *10.1 Form of Registration Rights Agreement, dated as of May 6, 1997, between the Company and the holders of certain shares of common stock (filed as Exhibit 10.2 to our Registration Statement).
  *10.2 Form of Warrant to Purchase Shares of Stock, dated as of October 31, 1997 (filed as Exhibit 10.4 to our Registration Statement).
  *10.3 Digital Fusion, Inc. 1998 Stock Option Plan (filed as Exhibit 10.14 to our Registration Statement).+
  *10.4 Digital Fusion, Inc. 1999 Stock Option Plan (filed as part of our Proxy Statement for the Annual Meeting of Stockholders held on
           June 4, 1999).+
  *10.7 Professional Service Agreement Consulting, dated as of October 23, 1997, between Aetna Life Insurance Company and the Company (filed as
           Exhibit 10.21 to our Registration Statement).
  *10.8 Agreement and Plan of Merger dated as of February 10, 2000, among Sean D. Mann, Roy E. Crippen III, Michael E. Mandt, Ali A. Husain, Robert E. Siegmann, digital infusion, inc., DFI, and Digital Fusion Acquisition Corp. (filed as Exhibit 2.1 to our Report on 8-K, filed March 24, 2000).
  *10.9 Digital Fusion, Inc. 2000 Stock Option Plan (filed as part of our Proxy Statement for the Annual Meeting of Stockholders held June 9,
           2000).
**10.10 Amendment No. 2 to Master Agreement, dated as of January 06, 2003, between Aetna Life Insurance Company and the Company which amended the initial Agreement dated October 23, 1997.
 **21.1    Subsidiaries of the Company.
 **23.1    Consent of Pender Newkirk and Company
 **24.1    Power of Attorney (appears on signature page).
 **99.1 Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 **99.2 Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference.

** Filed herewith.

+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    None

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
Within 90 days prior to this report, the Company carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rule 15d-14(c). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings.

Changes in internal controls
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Code of Ethics for Senior Financial Officers

The "code of ethics" established by the Company for its Senior Financial Officers is required to be signed by each, is maintained on file by the Company, and incorporates the following:

Senior Financial Officers hold an important and elevated role in corporate governance. While members of the management team, they are uniquely capable and empowered to ensure that all stakeholders' interests are appropriately balanced, protected and preserved. This Code provides principles to which Digital Fusion's Officers are expected to adhere and advocate. They embody rules regarding individual and peer responsibilities, as well as responsibilities to employers, the public and other stakeholders. Our Senior Financial Officers agree by their signature below that they will:

     1. Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

     2. Will make reasonable efforts to comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies as known to them and will make reasonable efforts to maintain or obtain a professional level of knowledge of applicable rules and regulations.

     3. Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

     4. Respect the confidentiality of information acquired in the course of one's work except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

    SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                              DIGITAL FUSION, INC.

    Dated: March 31, 2003                     By: /s/ Roy E. Crippen, III
                                              Roy E. Crippen, III
                                              Chief Executive Officer
                                              (Principal Executive Officer)

    KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Roy E. Crippen, III and Karen L. Surplus his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2003.

    Signature Title(s)


/S/ROY E. CRIPPEN III              Chief Executive Officer, President
---------------------------------- and Director
Roy E. Crippen III                 (Principal Executive Officer)



/S/ KAREN L. SURPLUS               Chief Financial Officer
---------------------------------- (Principal Financial and Accounting
Karen L. Surplus                   Officer)



/S/ NICHOLAS R. LOGLISCI, JR.      Chairman of the Board of Directors
----------------------------------
Nicholas R. Loglisci, Jr.

/S/ AHMAD AL-KHALED                Director
----------------------------------
Ahmad Al-Khaled

/S/ O.G. GREENE                    Director
----------------------------------
O.G. Greene

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Roy E. Crippen, III certify that:

1. I have reviewed this annual report on Form 10-KSB of Digital Fusion, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                        By: /s/ Roy E. Crippen, III
                                                   Roy E. Crippen, III
                                           Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Karen L. Surplus certify that:

1. I have reviewed this annual report on Form 10-KSB of Digital Fusion, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                 By: /s/ Karen L. Surplus
                                                         Karen L. Surplus
                                                         Chief Financial Officer

    FINANCIAL STATEMENTS AND EXHIBITS

    The following are the consolidated financial statements and exhibits of Digital Fusion, Inc. and Subsidiaries, which are filed as part of this report.



                                                                                                                Page

Report of Independent Certified Public Accountants                                                               F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001                                                     F-4
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001                             F-5
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001 and 2002                    F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001                             F-7
Notes to Consolidated Financial Statements                                                                       F-8




                                       F1

                          Independent Auditors' Report

Board of Directors
Digital Fusion, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying balance sheets of Digital Fusion, Inc. and Subsidiaries as of December 31, 2002 and 2001 and related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Digital Fusion, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fusion, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant negative cash flow from operations of approximately $1,026,000 and $513,000 for the years ended December 31, 2002 and 2001,respectively and has negative working capital of approximately $41,000 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 21, 2003


                                       F2




                              DIGITAL FUSION, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                            2002          2001
                                                     ------------  ------------
                       ASSETS
Current Assets:
  Cash and cash equivalents                         $    653,000  $  1,350,000
  Accounts receivable (net of allowance for doubtful
    accounts of $325,000 in 2002 and $340,000 in
     2001)                                               978,000     1,963,000
  Prepaid expenses and other current assets               87,000        20,000
                                                     ------------  ------------
      Total current assets                             1,718,000     3,333,000

Property and equipment, net                              185,000       495,000
Intangible assets, net                                 3,347,000     4,547,000
Other assets                                              28,000        74,000
                                                     ------------  ------------
      Total Assets                                  $  5,278,000  $  8,449,000
                                                     ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt              $    808,000  $    233,000
  Accounts payable                                        89,000       264,000
  Deferred revenue                                        21,000       132,000
  Accrued salaries and related expenses                  250,000       500,000
  Accrued professional fees                              110,000       287,000
  Accrued liabilities on sale of discontinued
   operations                                                  -       437,000
  Accrued severance and restructuring expenses            50,000       883,000
  Other current liabilities                              431,000       630,000
                                                     ------------  ------------
      Total current liabilities                        1,759,000     3,366,000

Acquisition liabilities                                        -        71,000
Accrued liabilities on sale of discontinued
 operations - long-term                                        -     1,103,000
Accrued severance and restructuring expenses - long-
 term                                                          -       187,000
Interest payable - long-term                              86,000             -
Long-term debt, less current maturities                  517,000       709,000
Pension obligation                                       280,000       124,000
                                                     ------------  ------------
      Total liabilities                                2,642,000     5,560,000
                                                     ------------  ------------

Commitments and contingencies                                  -             -

Stockholders' Equity:
  Preferred Stock - $.01 par value; authorized
     1,000,000 shares, no shares issued and
      outstanding                                              -             -
  Common Stock - $.01 par value; authorized
    16,000,000 shares, issued and outstanding
    7,167,671 - 2002 and 7,163,936 shares - 2001          72,000        72,000
  Additional paid in capital                          39,904,000    39,754,000
  Accumulated deficit                                (37,340,000)  (36,937,000)
                                                     ------------  ------------
      Total Stockholders' Equity                       2,636,000     2,889,000

                                                     ------------  ------------
      Total Liabilities and Stockholders' Equity    $  5,278,000  $  8,449,000
                                                     ============  ============

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       F3

                              DIGITAL FUSION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        2002           2001
                                                 ------------   ------------

Revenues                                        $  9,503,000   $ 17,263,000
Cost of services                                   7,319,000     13,132,000
                                                 ------------   ------------
     Gross profit                                  2,184,000      4,131,000
                                                 ------------   ------------

Operating expenses:
  Selling, general and administrative              3,143,000      5,632,000
  Amortization of intangible assets                        -      3,776,000
  Impairment of goodwill                           1,200,000      6,500,000
  Severance and restructuring                       (271,000)       518,000
  Gain on forgiveness of debt                     (1,585,000)      (977,000)
                                                 ------------   ------------
     Total operating expenses                      2,487,000     15,449,000
                                                 ------------   ------------

     Operating loss                                 (303,000)   (11,318,000)
                                                 ------------   ------------

Other income (expense):
  Interest expense                                  (154,000)       (87,000)
  Interest income                                     12,000         16,000
  Loss on disposal of assets, net                          -        (23,000)
  Other income                                        42,000              -
                                                 ------------   ------------
     Total other income (expense)                   (100,000)       (94,000)
                                                 ------------   ------------

     Loss before income taxes                       (403,000)   (11,412,000)

Income tax provision                                       -              -
                                                 ------------   ------------

     Net loss                                       (403,000)   (11,412,000)
                                                 ============   ============


Loss per share:
  Basic and diluted                             $      (0.06)  $      (1.64)
                                                 ============   ============
Weighted average common stock outstanding:
  Basic and diluted                                7,164,000      6,965,000
                                                 ============   ============


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                       F4

                              DIGITAL FUSION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002




                                      Common stock         Additional
                               ---------------------------   Paid-in   Accumulated  Stockholders'
                               No. of shares    Amount       Capital      Deficit       Equity
-------------------------------------------------------------------------------------------------
Balance, January 1, 2001          6,787,129        68,000   38,883,000  (25,525,000)  13,426,000
Additional shares issued in
 connection with acquisitions        59,305         1,000      874,000            -      875,000
Shares rescinded from a former
 officer                            (32,500)            -            -            -            -
Shares issued in connection
 with settlement                    350,002         3,000       (3,000)           -            -
Net loss                                  -             -            -  (11,412,000) (11,412,000)
-------------------------------------------------------------------------------------------------
Balance, December 31, 2001        7,163,936        72,000   39,754,000  (36,937,000)   2,889,000
Additional shares issued in
 connection with acquisitions         3,235             -       71,000            -       71,000
Warrants issued in connection
 with settlement                          -             -       67,000            -       67,000
Warrants issued in connection
 with debt financing                      -             -       12,000            -       12,000
Shares issued in connection
 with options exercised                 500             -            -            -            -
Net loss                                  -             -            -     (403,000)    (403,000)
-------------------------------------------------------------------------------------------------
Balance, December 31, 2002        7,167,671        72,000   39,904,000  (37,340,000)   2,636,000
=================================================================================================


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       F5




                              DIGITAL FUSION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002          2001
                                                           -------------  ------------
Cash flows from operating activities:
  Net loss                                                $    (403,000) $(11,412,000)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                            324,000     4,604,000
       Provision for uncollectible accounts                       1,000        11,000
       Non-cash restructuring                                  (187,000)      459,000
       Impairment of goodwill                                 1,200,000     6,500,000
       Forgiveness of debt                                   (1,585,000)     (977,000)
       Amortization of deferred financing costs                  46,000             -
       Loss on disposal of assets, net                                -        23,000
       Changes in operating assets and liabilities (net
          of effects of purchase acquisitions and
           divestitures):
            Accounts receivable                                 984,000     1,729,000
            Prepaid expenses and other assets                   (18,000)      113,000
            Accounts payable and accrued expenses            (1,427,000)   (1,143,000)
            Deferred revenue                                   (138,000)     (171,000)
            Income taxes                                              -        86,000
            Deposits and other                                   21,000      (311,000)
            Pension obligation                                  156,000       (24,000)
                                                           -------------  ------------
                 Net cash used in operating activities       (1,026,000)     (513,000)
                                                           -------------  ------------

Cash flows from investing activities:
  Capital expenditures - property and equipment                 (23,000)      (28,000)
  Proceeds from assets sold                                           -       550,000
                                                           -------------  ------------
                 Net cash provided by (used in) investing
                  activities                                    (23,000)      522,000
                                                           -------------  ------------

Cash flows from financing activities:
  Repayments of notes payable                                  (365,000)     (216,000)
  Net proceeds from note issued                                 717,000             -
                                                           -------------  ------------
                 Net cash provided by (used in) financing
                  activities                                    352,000      (216,000)
                                                           -------------  ------------

Net decrease in cash and cash equivalents                      (697,000)     (207,000)
Cash and cash equivalents, at beginning of year               1,350,000     1,557,000
                                                           -------------  ------------

Cash and cash equivalents, at end of year                 $     653,000  $  1,350,000
                                                           =============  ============


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       F6

                              DIGITAL FUSION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

(1) ORGANIZATION, BACKGROUND AND BASIS OF PRESENTATION

Digital Fusion, Inc. (the "Company" or "DFI") and its subsidiaries are an information technology (IT) consulting company helping its customers make the most of technology to access business information, enhance the performance of their human resources, and meet their business needs. Our success is based on a total approach, providing the people, processes, and technology needed to translate business needs into sound IT strategies. DFI provides its services to businesses, organizations and public sector institutions primarily in the Eastern United States. The Company was incorporated in 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During 2001, the shareholders approved a name change to Digital Fusion, Inc. ("DFI"). DFI, a Delaware corporation, has its main administrative office in Tampa, Florida, along with regional offices in New Jersey, Virginia, Florida and Alabama.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $403,000 and $11,412,000 in 2002 and 2001, respectively and cash flow deficiencies from operations of $1,026,000 and $513,000 in 2002 and 2001, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon restructuring its outstanding debt and attaining positive cash flow from operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company believes that, as a result of the actions it has taken during prior years to restructure and streamline the Company and if it can restructure its debt outstanding by extending the payment terms and attain positive cash flow from operations, it currently has sufficient cash to meet its funding requirements over the next year; however, the Company has experienced negative cash flows from operations and incurred large net losses in the past.

The Company's current growth has been funded through internally generated and through a convertible note issued in July 2002. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, raise equity or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

(2) SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(b) REVENUE RECOGNITION

Revenue is recognized as services are provided to customers primarily on a time and material basis. In the event that there are significant performance obligations yet to be fulfilled on consulting and design projects, revenue recognition is deferred until such conditions are removed. A small portion of DFI's contracts are on a fixed fee basis. Revenues on these contracts are recognized on a percentage of completion basis. For projects that the customer has prepaid, but the services have not been performed, deferred revenue is recorded on the balance sheet.

                                       F7

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

Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2002 and 2001 based on uncertainties concerning its ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2002 and 2001. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

(g) CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist primarily of a concentration of unsecured trade accounts receivables. At December 31, 2002 and 2001, one customer accounted for 23% and 25% of total net accounts receivable, respectively.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly. During the years ended December 31, 2002 and 2001 the Company's allowance for doubtful accounts was increased by $1,000 and $221,000, respectively and was decreased by $16,000 and $881,000, respectively, for balances written off.

Cash equivalents at December 31, 2002 and 2001 of $672,000 and $1,203,000 respectively are comprised of money market fund investments and overnight deposits.

                                       F8

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

(i) LONG-LIVED ASSETS

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accouting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations. In accordance with SFAS 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value. See Note 5 below for a discussion of goodwill impairment. See Notes 3, 4, and 17 for assets written-off and sold related to the sale of the web hosting and non-dial-up internet access business unit, the sale of the network services and installation business unit, closing certain offices and work force reductions.

(j) INTANGIBLE ASSETS

Intangible assets are comprised primarily of goodwill, customer lists and other intangibles arising from various acquisitions. On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of February 2002 and at the end of the year. See footnote 5 for a discussion of the impairment of goodwill charges. The Company will continue to test goodwill for impairment at least annually.

(k) PENSION ACCOUNTING

The Company follows SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits as it relates to a Spencer Analysis, Inc. ("Spencer") Defined Benefit plan that is inactive. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits.

(l) ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate the instruments' fair values due to the immediate or short-term maturity of these financial instruments.

(m) LOSS PER SHARE

Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company's diluted loss per share includes the effect, if any, of unissued shares under options, warrants and stock awards computed using the treasury stock method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was antidilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements (aggregating 2,181,860 and 2,512,395 shares at December 31, 2002 and 2001 respectively), could potentially dilute basic earnings per share.

(n) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates. Significant estimates include management's estimates with respect to the values of accounts receivable allowance, intangibles, liabilities (including accruals) and fixed assets.

                                       F9

(o) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for retirement obligations associated with tangible long-lived assets, including
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

See footnote 2(i) above for a discussion of the Company adopting SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

See footnote 2(j) above for a discussion of the Company adopting SFAS 142, Goodwill and Other Intangible Assets.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS
146 for all exit or disposal activities that are initiated after December 31, 2002 and does not expect this statement to have a material effect on its financial statements.

The FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which is effective for the Company as of January 1, 2003. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management continues to evaluate the impact that adoption of SFAS 148 will have on its consolidated financial statements.


(3) SALES OF BUSINESS UNITS

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

(4) PROPERTY AND EQUIPMENT

    Major classes of property and equipment, net, consist of the following at December 31, 2002 and 2001:

                                        2002          2001
                                  -----------   -----------

Computer
 equipment                       $   837,000   $ 1,231,000
Office equipment, fixtures and
 vehicles                             92,000        88,000
                                  -----------   -----------

                                     929,000     1,319,000
Less: accumulated depreciation      (744,000)     (824,000)
                                  -----------   -----------

                                 $   185,000   $   495,000
                                  ===========   ===========

    Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $324,000 and $828,000, respectively. Included in the 2001 depreciation is a write-off of $184,000 of fixed assets related to certain computer and software assets that are no longer in use by the Company.


                                      F10

    (5) INTANGIBLE ASSETS

Intangible assets, net, are comprised of the following at December 31, 2002 and 2001:

                                          2002          2001
                                    -----------   -----------

Goodwill                           $10,767,000   $10,767,000
Less: accumulated amortization
 including impairment charge        (7,420,000)   (6,220,000)
                                    -----------   -----------

                                   $ 3,347,000   $ 4,547,000
                                    ===========   ===========

The Company recorded amortization of $3,776,000 for the year ended 2001. The Company adopted SFAS 142 during 2002 as discussed in Note 1 above. In accordance with SFAS 142, the Company discontinued amortization of goodwill as of January 1, 2002.

During the fourth quarter of 2002 and 2001, the Company recorded an impairment of goodwill charge of $1.2 million and $6.5 million, respectively associated with prior years acquisitions. The United States is currently in a recession and most companies are reducing their expenses including reducing technology projects, this has resulted in companies reducing its hiring of outside consultants and putting special projects on hold. This has had an impact on the Company's business and forecasts, which in turn impacted the quoted market value of the Company and of the Company's goodwill recorded. The value of the remaining $3.3 million of goodwill on our balance sheet as of December 31, 2002 was determined by the quoted market price of DFI at yearend. We will continue to review the goodwill balance during 2003 to determine if any further write-downs are needed.

The impact of the adoption of SFAS No. 142 for the years ended December 31, 2002 and 2001 are summarized as follows:


                                                      Year ended December 31,
                                                    ---------------------------
                                                            2002          2001
                                                    ------------- -------------

Reported net loss                                  $    (403,000)$ (11,412,000)
Add back:  Goodwill amortization                               -     3,776,000
                                                    ------------- -------------
Adjusted net income (loss)                              (403,000)   (7,636,000)
                                                    ============= =============

Basic and diluted earnings (loss) per share
    Reported earnings (loss) per share             $       (0.06)$       (1.64)
    Goodwill amortization                                      -          0.54
                                                    ------------- -------------
    Adjusted earnings (loss) per share             $       (0.06)$       (1.10)
                                                    ============= =============

Basic and diluted weighted average common shares
 outstanding                                           7,164,000     6,965,000
                                                    ============= =============

(6) CURRENT LIABILITIES

The following is a recap of the other current liabilities outstanding at December 31 2002 and 2001:

                                             2002               2001

    Interest payable                       $122,000          $177,000
    Other                                   309,000           453,000
                                           --------          --------
                                           $431,000          $630,000
                                           ========          ========


                                      F11

(7) LEGACY LIABILITIES

As a result of significant restructuring, closing of unprofitable offices and selling certain business divisions during 2000 and the first half of fiscal year 2001, the Company accumulated unpaid liabilities not associated with current operations. These creditor liabilities included terminated equipment leases, property leases and telecommunication contracts as well as certain professional fees. Through productive negotiations with these creditors, $3.9 million of these liabilities have been settled and paid as of December 31, 2002. This resulted in a forgiveness of debt gains of $1,585,000 and $977,000 during 2002 and 2001, respectively.

(8) BORROWINGS

At December 31, 2002 and 2001, the Company's outstanding borrowings were comprised of the following:



                                         2002       2001
                                    ----------  ---------

PowerCerv Note                     $  135,000  $ 462,000
Digital Shareholders' Note            497,000    480,000
Laurus Note                           693,000          -
                                    ----------  ---------

                                    1,325,000    942,000
Less: current portion                (808,000)  (233,000)
                                    ----------  ---------

Total-long term borrowings         $  517,000  $ 709,000
                                    ==========  =========

(a) POWERCERV NOTE

In connection with the acquisition of digital fusion, inc. (Digital), a Florida company, the Company assumed Digital's $827,500 secured note to PowerCerv Corporation. The assets of Digital secure this note. The note bears interest at a 4.56% annual rate with quarterly principal and interest payments due through 2003. Interest expense on this note totaled $12,000 and $29,000 during 2002 and 2001, respectively. See Note 13 (b) for related party discussion.

(b) DIGITAL SHAREHOLDERS' NOTE

In conjunction with the Digital acquisition, the Company entered into unsecured promissory notes with the former Digital shareholders totaling $500,000. These notes bear interest at 6% and are payable at maturity. The interest rate was below the market rate and a discount of $46,000 was recorded to be amortized to interest expense over the period of the notes and results in an effective interest rate of 9%. Interest expense on these notes totaled $34,000 and $47,000 during 2002 and 2001, respectively.

On November 12, 2002, the Company renegotiated the terms of notes due to certain former Digital shareholders totaling $440,000. Effective March 2, 2003, the interest rate increased from 6% to 8%, and the accrued interest was converted into principal in the amended notes. The maturity date was extended from March 1, 2003 to March 1, 2005. These renegotiated notes and related accrued interest are classified as long-term liabilities on the December 31, 2002 balance sheet.

(c) LAURUS NOTE

On July 26, 2002, the Company closed on an $800,000, 10% convertible note collateralized by the Company's accounts receivable. After ninety days, the Company pays principal and interest on a monthly basis. This note matures on January 25, 2004. At the noteholder's election, this note can be converted into DFI common stock at $0.922 a share after the DFI common stock price is at or above $1.15 a share for ten consecutive days. Additionally, a five-year warrant to purchase 75,000 shares of DFI common stock at $1.15 per share was issued and resulted in additional equity of $12,000 being recorded for the fair market value of these warrants. The Company paid a management fee of $48,000 to the noteholder, which will be amortized to interest expense over the 18-month life of the note. Interest expense on this note totaled $34,000 during 2002 and the company amortized $46,000 related to debt refinancing costs recorded during 2002.


                                      F12

(d) DEBT MATURITIES

At December 31, 2001, aggregate required principal payments of long-term debt are as follows:


 Year Ending
 December 31,                  Amount
--------------              ------------

         2003              $    808,000
         2004                   517,000
                            ------------
         Total             $  1,325,000
                            ============

(9) BENEFIT PLANS

    (a) DEFINED BENEFIT PLAN

     Certain employees from a company we acquired who met certain requirements of age and length of service are covered by the Company's sponsored non-qualified, non-contributory defined benefit pension plan. The benefits become fully vested upon the employees' retirement. Benefits paid to retirees are based upon age at retirement, compensation levels and years of credited service. The plan was amended to no longer require the Company to accrue future service benefits. Plan assets are stated at fair value and are comprised of stocks and bonds. Net periodic pension cost at December 31, 2002 and 2001 for this plan includes the following components:


                                               2002        2001
                                           ---------   ---------
Components of net periodic pension cost:
   Service cost                           $       -   $       -
   Interest cost                             41,000      60,000
   Actual return on plan assets             115,000     (18,000)
   Recognized net actuarial (gain) loss    (167,000)    (61,000)
                                           ---------   ---------
Net periodic pension cost (income)        $ (11,000)  $ (19,000)
                                           =========   =========


     The following provides a reconciliation of benefit obligations, plan assets, the funded status of the plan and the amounts recorded in the Decemb er 31, 2002 and 2001 Company's balance sheets:

                                                 2002          2001
                                           -----------   -----------
Changes in benefit obligation:
   Benefit obligation, beginning of year  $   717,000   $   555,000
   Service cost                                     -             -
   Interest cost                               41,000        60,000
   Actuarial loss                                   -       102,000
                                           -----------   -----------
Benefit obligation, end of year               758,000       717,000
                                           -----------   -----------

Changes in plan assets:
   Fair value of plan assets, beginning
    of year                                   593,000       575,000
   Actual return on plan assets              (115,000)       18,000
   Employer contribution                            -             -
                                           -----------   -----------
   Fair value of plan assets, end of
    year                                      478,000       593,000
                                           -----------   -----------

   Unfunded status                           (280,000)     (124,000)
   Unrecognized prior service cost           (181,000)     (198,000)
   Unrecognized net actuarial loss            181,000       198,000
                                           -----------   -----------

   Accrued benefit cost                   $  (280,000)  $  (124,000)
                                           ===========   ===========

    Assumptions used in these actuarial valuations at December 31, 2002 and 2001 were:

                                               2002            2001
                                        ------------   -------------

Discount rate                                  5.50%           5.50%
Expected long-term rate of return              8.00%           8.00%

                                      F13

     (b) 401(K) PLAN

     The Company sponsored a defined contribution benefit plan covering the DFI employees and a second plan that covered the Digital employees. Currently, eligible employees are allowed to contribute annually up to the maximum annual contribution allowed for 401(k) plans. In the DFI plan, Company contributions are at the sole discretion of management. There were no contributions for the years ended December 31, 2001. Effective August 2001, the DFI Plan was merged with the digital fusion, inc. 401(k) Plan (the Company's subsidiary plan) into the restated Digital Fusion 401(k) Plan (Restated Plan). In the Digital plan and the Restated Plan, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation which totaled $56,000 for each of the years ended December 31, 2002 and 2001, respectively. Effective August 1, 2002, the Board of Directors of DFI suspended the matching contribution due to the Company not being cash flow positive.

(10) STOCKHOLDERS' EQUITY

    (a) CAPITAL STOCK

     During the 2001 Annual Shareholders meeting, the shareholders approved increasing the number of authorized shares to 17,000,000. The Company's Board of Directors designated 1,000,000 of the authorized shares as "blank check" preferred stock and 16,000,000 shares as common stock. During March 2001, the Company's Board of Directors designated 60,000 of the preferred shares as Series A Convertible Preferred Stock par value $.01 per share and 45,000 of the preferred shares as Series B Preferred Stock, par value of $.01. No shares of the preferred stock have been issued.

    (b) WARRANTS

     At December 31, 2002, 991,510 shares of common stock were reserved for the exercise of stock warrants comprised of the following:


                           Initial IPO Underwriter's
                            Warrants                       31,760
                           1999 Private Placement         166,680
                           2000 Private Placement         183,070
                           Investment advisory firms      285,000
                           Legacy Liability Settlement    250,000
                           Debt financing                  75,000
                                                        ---------
                               Total                      991,510
                                                        =========

     In connection with the Company's initial public offering, we registered 120,000 shares of common stock underlying warrants, which were sold to the underwriter ("Underwriter Warrants") of which 31,760 remain unexercised. These warrants are exercisable for a four-year period commencing on May 14, 1999 at a price of $8.10 per share.

                                      F14

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

     The Chief Operating Officer of Tekbanc Limited joined The Company's Board of Directors during April 2000 and, in that capacity, received three-year warrants to purchase 60,000 shares of common stock at $13.75 per share.

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

     During January 2002, the Company entered into a settlement agreement on a certain equipment lease. As part of this settlement, the Company issued a five-year warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share. The Company recorded these warrants at fair market value, recording additional equity of $67,000.

     On July 26, 2002, the Company closed on an $800,000 convertible note. In conjunction with this financing, the Company issued a five-year warrant to purchase 75,000 shares of the Company's common stock at $1.15 per share. The Company recorded these warrants at fair market value, recording additional equity of $12,000.

    (d) SHARES ISSUED FOR ACQUISITIONS

     The Company issued 3,235 and 59,305 shares of reserved common stock during 2002 and 2001, respectively in connection with the resolution of contingencies in prior acquisitions.

     The acquisition liability account was reduced by $71,000 and $874,000 during 2002 and 2001, respectively, for the issuance of certain reserve shares related to acquisitions the Company made in prior years.

    (e) SETTLEMENT

     On June 15, 2001, the Company reached a settlement agreement with certain shareholders resolving a contractual dispute with such shareholders. During June 2001, the Company issued 350,002 shares of common stock to these shareholders to effect that resolution.


                                      F15

    (f) STOCK AWARDS

     The Company issued 32,500 shares of restricted stock to an officer during 2000. These shares were fully vested in conjunction with the termination agreement of the former officer. During 2001, the termination agreement was amended and these 32,500 shares were rescinded.

    (g) DELISTING NOTICE FROM NASDAQ

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

    (h) STOCK OPTION PLAN

     The Company maintains three qualified stock option plans. Under the terms of these plans, the Company has reserved 1,369,000 shares of common stock for future grants. The Company also granted 66,000 and 380,000 of nonqualified stock options during 2002 and 2001, respectively. These were granted to Board of Directors as part of their compensation for being on the Company's BOD's, and certain management to retain key personnel during this restructuring and refocusing the Company's strategic vision on being an IT consulting services firm, stream-line on-going operations and sell or shut down unprofitable units.

     Under the Company's Stock Option Plans, the Company may grant incentive stock options to certain officers, employees and directors. The options expire five or ten years from the date of grant. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. At December 31, 2002, the Company could grant an aggregate of 587,950 shares under these plans.

     The following table summarizes information about qualified and non-qualified stock options outstanding at December 31, 2002:


                              Weighted
                              Average    Weighted                Weighted
                             Remaining   average                  Average
                  Number    contractual  exercise    Number      Exercise
Exercise Price  Outstanding life (years)  price   exercisable      Price
--------------- ----------- ------------ -------- ------------  -----------

$0.29 to $0.29     350,000         8.50 $   0.29      260,278  $      0.29
$0.40 to $0.55     519,000         8.97     0.41      300,813         0.41
$0.65 to $1.19     289,700         8.19     0.92      220,520         0.93
$5.78 to $8.13     180,400         7.07     6.10      164,885         6.13
$9.97 to $10.49    462,750         7.16    10.46      446,187        10.46
$17.19 to $22.00    25,500         6.37    20.32       25,500        20.32
                -----------                       ------------

                 1,827,350         8.08 $   3.85    1,418,183  $      4.65
                ===========                       ============


                                      F16

     Transactions under various qualified and non-qualified option plans for 2001 and 2002 are summarized as follows:


                                                               Weighted
                                                               Average
                                                               Exercise
                                           Options              price
                                         -----------          ----------

Outstanding at January 1, 2001            1,371,280          $    10.47
Granted                                   1,092,858                0.58
Exercised                                         -                   -
Canceled                                   (621,488)              11.41
                                         -----------

Outstanding at December 31, 2001          1,842,650                3.93
Granted                                      99,750                0.71
Exercised                                      (500)               0.40
Canceled                                   (114,550)               2.15
                                         -----------

Outstanding at December 31, 2002          1,827,350          $     3.85
                                         ===========

Options exercisable at December 31, 2002  1,418,183          $     4.65
                                         ===========

Options available for grant at December
 31, 2002                                   587,950
                                         ===========


     Under the accounting provisions of SFAS 123, the Company's 2002 and 2001 pro forma net loss and loss per share would have been:

                                                 2002           2001
                                           -----------   ------------

 Net loss                                 $(1,453,000)  $(12,520,000)
 Net loss per share; basic and diluted    $     (0.20)  $      (1.80)


     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                            2002         2001
                                         --------   ----------

 Dividend yield                                0%           0%
 Expected volatility                          60%          63%
 Risk-free interest rate                    4.52%        5.05%
 Expected life - years                        10           10
 Weighted average fair value of options
  granted                                  $0.51        $0.35


                                      F17

    (11) TAXES

     Benefits for federal and state income taxes consist of the following as of December 31, 2002 and 2001:


                                                  2002          2001
                                            -----------   -----------
Current:
Federal                                    $         -   $         -
State                                                -             -
                                            -----------   -----------
                                                     -             -
Deferred:
Federal                                              -             -
State                                                -             -
                                            -----------   -----------
                                                     -             -
                                            -----------   -----------

Total income tax benefit                   $         -   $         -
                                            ===========   ===========


     Deferred tax assets (liabilities) arise from the following temporary differences and are classified as follows as of December 31, 2002 and 2001:


                                                   2002           2001
                                            ------------   ------------

Deferred Tax Asset, Current:
Accounts receivables                       $    130,000   $    136,000
Other, net                                            -              -
Valuation allowance                            (130,000)      (136,000)
                                            ------------   ------------
                                           $          -    $         -
                                            ============    ===========

Deferred Tax Asset (Liabilities), Non-
 Current:
Intangible assets                          $    (72,000)  $     35,000
Property and equipment                         (165,000)      (101,000)
Tax benefit of state income tax net
     operating loss carryforwards             1,536,000      1,485,000
Tax benefit of federal income tax, net
     operating loss carryforwards             8,013,000      7,729,000
Change in tax status of Spencer                       -              -
Valuation allowance                          (9,312,000)    (9,148,000)
                                            ------------   ------------
                                           $          -   $          -
                                            ============   ============


     Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows as of December 31, 2002 and 2001:


                                                   2002           2001
                                            ------------   ------------

Statutory benefit                          $   (137,000)  $ (3,880,000)
State tax benefit, net of federal effect        (24,000)      (678,000)
Amortization of non-deductible goodwill               -      1,470,000
Write-off of non-deductible goodwill                  -      2,596,000
Non-deductible expenses                           3,000         43,000
Increase in deferred income tax valuation
 allowance                                      158,000        449,000
                                            ------------   ------------

                                           $          -   $          -
                                            ============   ============

                                      F18

     The Company has not recognized an income tax benefit for its operating losses generated during 2001 and 2002 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2001 and 2002 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     As of December 31, 2002, the Company had available federal and state net operating loss carryforwards of approximately $24 million and $25 million respectively, which begin expiring in 2019 and 2006, respectively.

    (12) COMMITMENTS AND CONTINGENCIES

    (a) OPERATING LEASES

     The Company leases facilities and equipment under operating leases and subleases expiring through December 2005. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 2002 future net minimum annual rental payments under non-cancelable leases are as follows:


 Year Ending
 December 31,            Amount
--------------        ------------

         2003              79,000
         2004              58,000
         2005               7,000
         2006                   -
         2007                   -
                      ------------
    Total            $    144,000
                      ============


     Total rental and lease expense for the years ended December 31, 2002 and 2001 was approximately $312,000 and $697,000, respectively.

     (b) EMPLOYMENT AGREEMENTS

     The Company has entered into employment and consulting contracts with a certain officer, which provides for minimum annual salaries to be paid over specified terms. Future commitments for such payments are as follows:


 Year Ending
 December 31,             Amount
--------------         -----------

         2003              29,000
                       ===========

    (c) LITIGATION

     The Company is involved in certain legal actions arising from the cessation of certain business operations and in the ordinary course of business. The Company is defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters or these matters in the aggregate will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

(13) RELATED PARTY TRANSACTIONS

    (a) OTHER TRANSACTIONS

     See Note 3 for a discussion of the sale of the web hosting business to Veraciti, Inc. Veraciti, Inc is owned by Frank Altieri who was a former DFI board of director.

    (b) CONSULTING AGREEMENT

     On October 9, 2001, the Company entered into a consulting services agreement with PowerCerv to provide PowerCerv with the right to license the derivative works created from its web-based iCRM product for $27,500. This was paid to the Company during 2001. Roy E. Crippen, III, the Company's Chief Executive Officer and President, is a member of the Board of Directors of PowerCerv.

     During 2002, the Company provided $27,500 of consulting services to PowerCerv. The Company offset its note owed to PowerCerv by $27,500 for these consulting services provided to PowerCerv.

     During 2000, the Company entered into a consulting services agreement with PowerCerv. During 2001, the Company offset its note owed to PowerCerv by $150,000 for certain consulting services PowerCerv had engaged DFI to perform relating to this agreement.

    (c) DFI ACQUISITION

     In conjunction with the Digital acquisition, the Company entered into unsecured promissory notes with the former Digital shareholders as described in footnote 8 (b). Roy E. Crippen, III, the Company's Chief Executive Officer and President, was a former Digital shareholder and is connection with this transaction is owed $298,000 of principal and interest.

     The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

(14) CASH FLOW INFORMATION

     During 2002, the Company entered into a settlement agreement on a certain equipment lease. As part of this settlement, the Company issued a five-year warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share. The Company recorded these warrants at fair market value, recording additional equity of $67,000, reducing the balance sheet account accrued liabilities on sale of discontinued operations.

     On July 26, 2002, the Company closed on an $800,000 convertible note. In conjunction with this financing, the Company issued a five-year warrant to purchase 75,000 shares of the Company's common stock at $1.15 per share. The Company recorded these warrants at fair market value, recording additional equity of $12,000. The Company also recorded $83,000 additional deferred financing costs related to legal fees and other fees that were netted against the debt proceeds given to the Company in conjunction with this convertible note.

     During 2002, the Company provided $27,500 of consulting services to PowerCerv. The Company offset its note owed to PowerCerv by $27,500 for these consulting services provided to PowerCerv.

     During 2001, the Company offset its note owed to PowerCerv by $150,000 for certain consulting services PowerCerv engaged DFI to perform.

     As disclosed in Note 10 (e), during 2001, the Company issued 350,002 shares of common stock to resolve a contractual dispute.

     During 2002 and 2001, the Company reduced its acquisition liability account by $71,000 and $874,000, respectively for the issuance of shares of common stock that were reserved for various acquisitions as discussed in Note 10(d).

     During 2000, the Company issued 32,500 shares of common stock valued at $309,000 to a former officer as part of his termination compensation. See
     Note 10(f). The termination agreement was amended during 2001 and these shares were rescinded.

                                      F19

(15) MAJOR CUSTOMERS OF THE COMPANY

     One customer accounted for 24% and 18% of the Company's revenues for the years ended December 31, 2002 and 2001, respectively.

(16) SEVERANCE AND RESTRUCTURING EXPENSES

     During April 2001, the Company took additional cost and restructuring steps to become profitable. It closed its Detroit facility and reduced its sales and general and administrative management headcount by 21 employees. As a result, the Company recognized a severance and restructuring expense of $518,000 in April 2001. This is comprised of $339,000 relating to the closing of the office, $62,000 relating to severance, benefits and entitlements and $117,000 of other costs. $50,000 remains accrued on the balance sheet at December 31, 2002.

(17) FORGIVENESS OF DEBT

     During 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $1,585,000. After the settlements of these debts, the Company reduced its Severance and Restructuring liability by $271,000 for the year 2002, based upon its current estimates of its remaining liabilities associated with its 2001 restructurings.

     During the third and fourth quarter of 2001, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold, merger that didn't happen and services not used, which resulted in forgiveness of debt of $977,000.

     The adoption of SFAS 145 resulted in the Company classifying the gain on forgiveness of debt as income from operations instead of an extraordinary gain on the Company's Condensed Consolidated Statements of Operations. Prior periods have been reclassified to conform to the adoption of SFAS
     145. This reclassification had no effect on net income for any period.

(18) RECLASS OF INCOME STATEMENT ACCOUNTS

     To conform to the presentation in 2002, revenues and cost of goods sold were increased for 2001 in the consolidated income statement to include travel and entertainment expenses billed to customers. This reclassification had no effect on net income for any period.

(19) SUBSEQUENT EVENT

     During February, the Board of Directors approved moving the Company's headquarters to Huntsville, Alabama from Tampa, Florida by April 30, 2003.


                                      F21

                                                                 EXHIBIT 10.10

                                 Amendment No. 2
                                       to
                                Master Agreement
                                     between
                          Aetna Life Insurance Company
                                       and
                              Digital Fusion, Inc.

This Amendment (the "Amendment") to the Master Agreement dated October 23rd, 1997 between Digital Fusion, Inc. ("Supplier") and Aetna Life Insurance Company ("Aetna") is made as of this 20th day of December 2002. The following amendments are incorporated into and made a part of the Agreement. All sections and paragraphs of the Agreement not hereby amended shall remain in full force and effect. In case of a conflict, the terms of this Amendment will control and prevail over those contained in the Agreement.

NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties agree to amend the Agreement as follows:

The language in Exhibit I YEAR 2003 in Schedule No. 6 is hereby deleted in its entirety and replaced with the following:



                                                                     Site       Project
    Rates       Level I     Level II     Level III      Temps      Management   Management
-------------------------------------------------------------------------------------------
Annual         $64,896.00   $86,528.00   $97,344.00       NA      $101,670.40  $146,794.75
-------------------------------------------------------------------------------------------
Monthly         $5,408.00    $7,210.67    $8,112.00       NA        $8,472.53   $12,232.90
-------------------------------------------------------------------------------------------
Hourly             $31.20       $41.60       $46.80       $56.16       $48.88       $70.57
-------------------------------------------------------------------------------------------
Overtime           $46.80       $62.40       $70.20       $84.24       $73.32      $105.86
-------------------------------------------------------------------------------------------
Retainer          NA          None         None        $5,667.00     None         None
-------------------------------------------------------------------------------------------
Expenses          Yes         None         None          Yes        Travel       Travel
-------------------------------------------------------------------------------------------



    IN WITNESS WHEREOF, THIS AMENDMENT IS EXECUTED BY THE DULY
AUTHORIZED REPRESENTATIVES OF THE PARTIES.

 DIGITAL FUSION INC.                          AETNA LIFE INSURANCE COMPANY

 /s/ Roy E. Crippen                           /s/ Brian M. Dudzik
-------------------                           -------------------
 Signature                                    Signature

 Roy E. Crippen                               Brian M. Dudzik
 -------------------                          -------------------
 Print Name                                   Print Name

 CEO                                          Commodity Specialist
 -------------------                          -------------------
 Title                                        Title

 1/9/03                                       1-06-03
 -------------------                          -------------------
 Date                                         Date

                                                          EXHIBIT 21.1

                              DIGITAL FUSION, INC.

                              LIST OF SUBSIDIARIES

    The following is a list of all of the subsidiaries of Digital
Fusion, Inc. and the jurisdictions of incorporation of such subsidiaries. All of the listed subsidiaries do business under their names presented below:

    1. Digital Fusion Solutions, Inc. (formerly digital fusion, inc.) Florida (state of incorporation)

                                                          EXHIBIT 23.1

                             CONSENT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Digital Fusion, Inc.
Tampa, Florida

We hereby consent to the incorporation by reference in the Registration Statements of Digital Fusion, Inc. on Form S-3 (SEC file No.333-44232, No. 333-80155, No. 333-93595, No. 333-100052) and Registration Statement of Digital Fusion, Inc. on Form S-8 (No. 333-44378) and of our report dated March 21, 2003, relating to the consolidated financial statements of Digital Fusion, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Pender Newkirk & Company
Tampa, Florida
March 21, 2003

EXHIBIT 99.1

                WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER

                       Pursuant to 18 U.S.C. Section 1350

    Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned President and Chief Executive Officer of Digital Fusion, Inc. (the "Company"), hereby certify, based on my knowledge, that the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    Date: March 31, 2003                        By: /s/ Roy E. Crippen, III
                                                    -----------------------
                                                    Roy E. Crippen, III

EXHIBIT 99.2

                WRITTEN STATEMENT OF THE CHIEF FINANCIAL OFFICER

                       Pursuant to 18 U.S.C. Section 1350

    Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned Chief Financial Officer of Digital Fusion, Inc. (the "Company"), hereby certify, based on my knowledge, that the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Date: March 31, 2003                             By: /s/Karen L. Surplus
                                                      -------------------
                                                      Karen L. Surplus