Form 10QSB
period 2003-03-31
DIGITAL FUSION INC/NJ/
filed 2003-05-14
CIK 1057257

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003 (First quarter of fiscal 2003)

                                       OR

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

                             4940-A Corporate Drive
                              Huntsville, AL 35805
                    (Address of Principal Executive Offices)

                                 (256) 837-2620
                (Issuer's Telephone Number, Including Area Code)

                          400 N. Ashley Dr, Suite 2600
                                 Tampa, FL 33602
                 (Former Name, Former Address and Former Fiscal
                      Year, if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     As of April 30, 2003, 7,167,671 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================


                              DIGITAL FUSION, INC.

                                      INDEX


  PART I.   FINANCIAL INFORMATION                                                                Page No.
                                                                                                 --------
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2003
           (unaudited) and December 31, 2002....................................................     1
           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2003 and 2002 (unaudited).....................................     2
           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2003 and 2002 (unaudited).....................................     3
           Notes to Condensed Consolidated Financial Statements.................................     4

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.     7
  Item 3. Controls and Procedures...............................................................    11


  PART II.  OTHER INFORMATION
  Item 1. Legal Proceedings......................................................................   12
  Item 2. Changes in Securities..................................................................   12
  Item 3. Defaults Upon Senior Securities........................................................   12
  Item 4. Submission of Matters to a Vote of Security Holders....................................   12
  Item 5. Other Information......................................................................   12
  Item 6. Exhibits and Reports on Form 8-K.......................................................   12
  SIGNATURES.....................................................................................   13
  Certification by Chief Executive Officer.......................................................   14
  Certification by Chief Financial Officer.......................................................   15
  Exhibits.......................................................................................   16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.
           ---------------------

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                            March 31,    December 31,
                                                                              2003           2002
                              ASSETS                                        unaudited
                                                                            ---------     -----------
  Cash and cash equivalents                                        $           178   $        653
  Accounts receivable (net of allowance for doubtful
      accounts of $310 in 2003 and $325 in 2002)                             1,024            978
  Other current assets                                                          63             87
                                                                    ----------------  ----------------
   Total current assets                                                      1,265          1,718
Property and equipment, net                                                    113            185
Intangible assets, net                                                       3,347          3,347
Other assets                                                                    21             28
                                                                    ----------------  ----------------
   Total assets                                                    $         4,746   $      5,278
                                                                    ================  ================

                LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            $           904   $        930
  Current maturities of long-term debt                                         501            808
  Deferred revenue                                                              21             21
                                                                    ----------------  ----------------
   Total current liabilities                                                 1,426          1,759
Interest payable - long term                                                     4             86
Long-term debt, less current maturities                                        766            517
Pension obligation                                                             280            280
                                                                    ----------------  ----------------
   Total liabilities                                                         2,476          2,642
                                                                    ----------------  ----------------

Stockholders' equity:
  Common stock, $.01 par value, authorized 16,000,000 shares,
      7,167,671 shares issued and outstanding                                   72             72
  Additional paid in capital                                                39,904         39,904
  Accumulated deficit                                                      (37,706)       (37,340)
                                                                    ----------------  ----------------
   Total stockholders' equity                                                2,270          2,636

                                                                    ----------------  ----------------
   Total liabilities and stockholders' equity                      $         4,746   $      5,278
                                                                    ================  ================


     See Accompanying Notes to Condensed Consolidated Financial Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 2003 and 2002
               (unaudited, in thousands, except per share amounts)


                                                                   2003             2002
                                                                ------------    ------------
Revenues                                                        $      1,612     $     2,809
Cost of services                                                       1,334           2,181
                                                                --------------  --------------
         Gross profit                                                    278             628
                                                                --------------  --------------
Operating expenses:
     Selling, general and administrative                                 592             830
     Severance and restructuring                                           -            (120)
     Gain on forgiveness of debt                                           -          (1,539)
                                                                --------------  --------------
         Total operating expenses                                        592            (829)
                                                                --------------  --------------
         Operating income (loss)                                        (314)          1,457
Interest expense, net                                                     52              10
                                                                --------------  --------------
         Income (loss) before income taxes                              (366)          1,447
Income tax benefit                                                         -               -
                                                                --------------  --------------
         Net income (loss)                                      $       (366)   $      1,447
                                                                ==============  ==============

Loss per share:
     Basic                                                      $       (0.05)  $      0.20
     Diluted                                                            (0.05)         0.19

Weighted average common stock outstanding:
     Basic                                                              7,168         7,164
     Diluted                                                            7,168         7,624

     See Accompanying Notes to Condensed Consolidated Financial Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 2003 and 2002
                            (unaudited, in thousands)

                                                                  2003         2002
                                                                  ----         ----
  Cash flows used in operating activities
     Net income (loss)                                    $       (366)   $    1,447
     Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
            Depreciation and amortization                           72            81
            Gain on forgiveness of debt                              -        (1,539)
            Changes in assets and liabilities                      (22)         (601)
                                                            -------------- ------------
                Net cash used in operating activities             (316)         (612)

  Cash flows used in investing activities:
     Capital expenditures - property and equipment                   -           (10)
                                                            -------------- ------------
             Net cash used in investing activities                   -           (10)

  Cash flows used in financing activities:
     Repayments of notes payable                                  (159)         (116)
                                                            -------------- ------------
             Net cash used in financing activities                (159)         (116)
                                                            -------------- ------------

  Net decrease in cash and cash equivalents                       (475)         (738)
  Cash and cash equivalents, beginning of periods                  653         1,350
                                                            -------------- ------------
  Cash and cash equivalents, end of periods                $       178    $      612
                                                            ============== ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     The condensed consolidated interim financial statements of Digital Fusion, Inc. ("DFI," the "Company," "we," or "us") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments and reclasses) necessary for a fair presentation of the information shown herein have been included.

     The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2003.

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $403,000 and $11,412,000 for the years ended 2002 and 2001, respectively and cash flow deficiencies from operations of $1,026,000 and $513,000 during 2002 and 2001, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon attaining positive cash flow from operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. On April 29th, 2003, the Company restructured its outstanding note with Laurus. The Company borrowed an additional $267,000 to increase the loan amount to $800,000 and the principal payments would be paid over 22 months beginning at the end of July 2003.

     The Company believes that, as a result of the actions it has taken during prior years to restructure and streamline the Company, the restructuring of its debt outstanding to Laurus by extending the payment terms and if it can attain positive cash flow from operations, it currently has sufficient cash to meet its funding requirements over the next year; however, the Company has experienced negative cash flows from operations and incurred large net losses in the past.

     The Company's current growth has been funded through internally generated funds and through a convertible note issued in July 2002 and restructured in April 2003. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, an equity raise or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

2.   Loss Per Share Data
     -------------------

     Common stock equivalents in the three-month period ended March 31, 2003, were anti-dilutive due to the net losses sustained by the Company during this period, thus the diluted weighted average common shares outstanding in this period is the same as the basic weighted average common shares outstanding.

3.   Income Taxes
     ------------

     The Company has not recognized an income tax benefit for its operating losses generated in the three-month period ended March 31, 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month period ended March 31, 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     The Company recognized an income tax expense for its operating income generated in the three-month period ended March 31, 2002. This income tax expense was offset by a reduction in the valuation allowance that had previously been recorded as a result of prior operating losses.

4.   Recently Issued Accounting Pronouncements
     -----------------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS No. 143 effective January 1, 2003 and it did not have a material effect on the Company's financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company adopted SFAS 146 on January 1, 2003. There were no exit or disposal activities initiated during the three-month period ended March 31, 2003.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003. The Company continues to use the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees", to account for its stock-based employee compensation. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three months ending March 31, 2003 and 2002, if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                                                 2003             2002
                                                                                 ----             ----
     Net income (loss), as reported                                      $     (366,000)   $     1,447,000
     Deduct:  Fair value of stock-based employee compensation costs             (79,000)          (256,000)
                                                                           --------------    ---------------
     Pro forma net income (loss)                                         $     (445,000)   $     1,191,000
                                                                           ==============    ===============

     Earnings (loss) per share:
        Basic - as reported                                              $    (0.05)       $      0.20
                                                                           ==============    ===============
        Basic - pro forma                                                $    (0.06)       $      0.17
                                                                           ==============    ===============

        Diluted - as reported                                            $    (0.05)       $      0.19
                                                                           ==============    ===============
        Diluted - proforma                                               $    (0.06)       $      0.16
                                                                           ==============    ===============

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions for the three months ending March 31, 2003 and 2002:

                                                          2003           2002
                                                          ----           ----

    Dividend yield                                           0%             0%
    Expected volatility                                     61%            60%
    Risk-free interest rate                               3.78%          4.52%
    Expected life - years                                   10             10
    Weighted average fair value of options granted       $0.27          $0.51


5.   Subsequent event
     ----------------

     As approved by the Board of Directors, the Company's headquarters were relocated to Huntsville, Alabama from Tampa, Florida during April 2003.

     On October 28, 2002, the Company was notified by The Nasdaq Stock Market, Inc. that its common stock had failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days as required by The Nasdaq SmallCap Market listing requirements. The Company had 180 days to regain compliance. The Company was not able to regain compliance and on April 30, 2003, the Company was notified its securities would be delisted. On May 9, 2003 its securities were delisted. Effective May 9, 2003, the Company's securities trade on the Over-the-Counter (OTC) Bulletin Board.

     On April 29, 2003, the Company closed on a $266,667 10% convertible note collateralized by the Company's accounts receivable with Laurus Master Fund, LTD (Laurus). After sixty days, the Company pays principal on a monthly basis and pays interest immediately at each monthly anniversary. This note matures on April 30, 2005. At Laurus' election, this note can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. Additionally, a seven-year warrant to purchase 25,000 shares of DFI common stock at $0.4375 per share was issued. The Company paid a management fee of $16,000 to Laurus, which will be amortized to interest expense over the 24-month life of the note. The initial note issued by Laurus dated July 26, 2002, which has $533,333 remaining at April 30, 2003, was renegotiated and the remaining principal is due equally over 22 months beginning July 30, 2003 and ending April 30, 2005. The conversion feature of this July 26, 2002 note was repriced and can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. The five-year warrant issued on July 26, 2002, was also repriced to $0.4375.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2002 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

     Overview

     DFI is an information technology (IT) consulting company helping our customers make the most of technology to access business information, enhance the performance of their human resources, and meet their business needs. Our success is based on a total approach, providing the people, processes, and technology needed to translate business needs into sound IT strategies. We provide our services to businesses, organizations and public sector institutions in the Eastern United States. We are a Delaware corporation and our main administrative office is located in Huntsville, Alabama along with regional offices in Florida, New Jersey and Virginia.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS No. 143 effective January 1, 2003 and it did not have a material effect on the Company's financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company adopted SFAS 146 on January 1, 2003. There were no exit or disposal activities initiated during the three-month period ended March 31, 2003.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003. The Company continues to use the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees", to account for its stock-based employee compensation. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     There are no new litigation issues.

     Results of Operations
     ---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     REVENUES. Revenues decreased by $1,197,000 to $1,612,000 for the three months ended March 31, 2003. The decrease in revenues during the three months ended 2003 compared to the same period in the prior year was primarily due to the softening of the IT consulting market over the last year. Revenue from our largest professional services customer was responsible for 28% of our revenue in 2003 as compared to 22% in 2002.

     COST OF SERVICES. Cost of services consists primarily of salaries and expenses of programming and technical personnel, expenses relating to applications sold to customers and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $847,000 for the three months ended March 31, 2003 compared to the prior year. As our revenues decreased due to the softening of the IT consulting market over the last year, we reduced our services headcount, which reduced our cost of services.

     GROSS PROFIT. Our gross profit for the first quarter of 2003 was $278,000, or 17% of revenues as compared to $628,000, or 22% of revenues for the first quarter of 2002. This decrease in gross profit as a percent of revenues is due to the lower utilization rate of the billable consultants for 2003 compared to the same period in 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist primarily of salaries and expenses associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of the Company. Selling, general and administrative expenses decreased by $238,000, or 29%, for the three-month period ended March 31, 2003 compared to the same period during 2002. The decrease in SG&A is primarily due to the reduction of administrative personnel and other costs to reduce our cash outflow on SG&A costs since revenues were lower in 2003 compared to 2002.

     SEVERANCE AND RESTRUCTURING. During the quarter ended March 31, 2002, we reduced our Severance and Restructuring liability by $120,000 based upon the estimates at that time of our remaining liabilities associated with our prior restructurings.

     GAIN ON FORGIVENESS OF DEBT. During the quarter ended March 31, 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt of $1,539,000.

     INTEREST EXPENSE (INCOME), NET. Interest expense increased by $42,000 in the first quarter 2003 compared to the same period in 2002 due to the additional interest expense from the Laurus note that was entered into in July 2002.

     INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three-month period ended March 31, 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month period ended March 31, 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     The Company recognized an income tax expense for its operating income generated in the three-month period ended March 31, 2002. This income tax expense was offset by a reduction in the valuation allowance that had previously been recorded as a result of prior operating losses.


     NET INCOME (LOSS). The Company incurred a net loss of $366,000 for the three months ended March 31, 2003 due to the Company's expenses exceeding its revenues. The Company recorded net income of $1,447,000 for the three months ended March 31, 2002. The net income for the first quarter for 2002 included $1,539,000 of gain on forgiveness of debt and a $120,000 reduction of severance and restructuring expense.

     Liquidity and Capital Resources

     The net cash used in operating activities was $316,000 in 2003. This is primarily due to the Company's expenses exceeding its revenue for the first quarter of 2003.

     The Company did not make any equipment purchases during the first quarter of 2003 and the Company does not expect to have significant equipment purchases during the remainder of 2003.

     The net cash used in financing activities was $159,000 during the first quarter of 2003 to service the Laurus debt.

     Our working capital at March 31, 2003 is $(161,000). Our net accounts receivable balance outstanding at March 31, 2003 is $1,024,000. Our cash and cash equivalents is $178,000. Currently the Company is funding its cash needs through consistent collections of accounts receivable and current operations. On April 29, 2003, the Company completed a $267,000 secured convertible debt financing, which resulted in net proceeds of $245,000 after certain fees and costs were deducted.

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $403,000 and $11,412,000 for the year ended 2002 and 2001, respectively and cash flow deficiencies from operations of $1,026,000 and $513,000 during 2002 and 2001, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon attaining positive cash flow from operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. On April 29th, the Company restructured its outstanding note with Laurus. The Company borrowed an additional $267,000 to increase the loan amount to $800,000 and the principal payments will be made over 22 months beginning at the end of July 2003.

     The Company believes that, as a result of the actions it has taken during prior years to restructure and streamline the Company, the restructuring of its debt outstanding to Laurus by extending the payment terms and if it can attain positive cash flow from operations, it currently has sufficient cash to meet its funding requirements over the next year; however, the Company has experienced negative cash flows from operations and incurred large net losses in the past.

     The Company's current growth has been funded through internally generated funds and through a convertible note issued in July 2002 and restructured on April 29, 2003. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, an equity raise or a combination of both. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

     Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting policies include: accounts receivable reserves and the valuation of goodwill. Actual results may differ from these estimates under different assumptions or conditions. Below, we discuss these policies further, as well as the estimates and judgments involved.

     Accounts Receivable Reserve.

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. Management believes the allowance to be reasonable.

     Valuation of Goodwill.

     Goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. We perform this annual impairment test in the first quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the Company to the amount of goodwill recorded. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Although we believe that the estimates and assumptions that we use are reasonable, actual results could differ from those estimates and assumptions.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)      Exhibits

               4.1 (10.1)  Securities Purchase Agreement, dated April 29, 2003, between the Company and Laurus Master Fund, Ltd.

               4.2 (10.2)  Convertible note, dated April 29, 2003, between the
                           Company and Laurus Master Fund, Ltd.

               4.3 (10.3)  Common Stock purchase Warrant, dated April 29,  2003, between the Company and Laurus Master Fund, Ltd.

               4.4 (10.4)  Allonge dated April 29, 2003 to Convertible Note, which was originally dated July 26, 2002 between the Company and Laurus Master Fund, Ltd.

               4.5 (10.5)  Second Allonge dated April 30, 2003 to Convertible
                           Note, which was originally dated July 26, 2002 between the Company and Laurus Master Fund, Ltd.

               4.6 (10.6)  Allonge dated April 29, 2003 to Warrant which was originally dated July 26, 2002 between the Company and Laurus Master Fund, Ltd.

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

                                           DIGITAL FUSION, INC.


Date:  May 14, 2003
                                By: /s/ Roy E. Crippen, III
                                   -----------------------------------------
                              Name: Roy E. Crippen, III
                             Title: Chief Executive Officer and President
                                      (Principal Executive Officer)

Date:  May 14, 2003

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

         Date: May 14, 2003           By: /s/ Roy E. Crippen, III
                                          ------------------------------
                                          Roy E. Crippen, III
                                          Chief Executive Officer and President

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

         Date: May 14, 2003                       By:    /s/ Karen L. Surplus
                                                    ---------------------------
                                                    Karen L. Surplus
                                                    Chief Financial Officer