Form 10QSB
period 2003-06-30
DIGITAL FUSION INC/NJ/
filed 2003-08-12
CIK 1057257

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003 (Second quarter of fiscal 2003)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to_______________

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

         As of July 31, 2003, 7,167,671 shares of the issuer's common stock, par value $.01 per share, were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|




================================================================================

                              DIGITAL FUSION, INC.

                                      INDEX
                                      -----


  PART I.      FINANCIAL INFORMATION                                    Page No.
                                                                        --------
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2003
           (unaudited) and December 31, 2002..........................      1

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2003 and 2002
           (unaudited)................................................      2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2003 and 2002 (unaudited)........      3

           Notes to Condensed Consolidated Financial Statements.......      4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................      7

  Item 3. Controls and Procedures.....................................     11


  PART II.      OTHER INFORMATION

  Item 1. Legal Proceedings...........................................     12

  Item 2. Changes in Securities.......................................     12

  Item 3. Defaults Upon Senior Securities.............................     12

  Item 4. Submission of Matters to a Vote of Security Holders.........     12

  Item 5. Other Information...........................................     12

  Item 6. Exhibits and Reports on Form 8-K............................     12

  SIGNATURES..........................................................     13

  Certification by Chief Executive Officer and Chief
  Accounting Officer..................................................     14

  Exhibits............................................................     15

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                       June 30,
                                                                         2003          December 31,
                              ASSETS                                   unaudited           2002
                                                                    ---------------   ---------------
Current assets:
  Cash and cash equivalents                                        $           408   $        653
  Accounts receivable (net of allowance for doubtful
      accounts of $307 in 2003 and $325 in 2002)                               890            978
  Other current assets                                                          92             87
                                                                    ----------------  ----------------
   Total current assets                                                      1,390          1,718
Property and equipment, net                                                     66            185
Intangible assets, net                                                       3,347          3,347
Other assets                                                                    12             28
                                                                    ----------------  ----------------
   Total assets                                                    $         4,815   $      5,278
                                                                    ================  ================

                LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            $           845   $        930
  Current maturities of long-term debt                                         610            808
  Deferred revenue                                                              21             21
                                                                    ----------------  ----------------
   Total current liabilities                                                 1,476          1,759
Interest payable - long term                                                    15             86
Long-term debt, less current maturities                                        923            517
Pension obligation                                                             280            280
                                                                    ----------------  ----------------
   Total liabilities                                                         2,694          2,642
                                                                    ----------------  ----------------

Stockholders' equity:
  Common stock, $.01 par value, authorized 16,000,000 shares,
      7,167,671 shares issued and outstanding                                   72             72
  Additional paid in capital                                                39,919         39,904
  Accumulated deficit                                                      (37,870)       (37,340)
                                                                    ----------------  ----------------
   Total stockholders' equity                                                2,121          2,636

                                                                    ----------------  ----------------
   Total liabilities and stockholders' equity                      $         4,815   $      5,278
                                                                    ================  ================


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
            For the three and six months ended June 30, 2003 and 2002
               (unaudited, in thousands, except per share amounts)


                                                                  Three months ended June 30,       Six months ended June 30,
                                                              --------------------------------    -----------------------------
                                                                    2003              2002             2003            2002
                                                              ----------------  --------------    --------------  -------------

Revenues:
     Consulting                                              $        1,576     $       2,557    $      3,188    $      5,366
     Product                                                             58                 -              58               -
                                                              ----------------   -------------    -------------   -------------
         Total revenue                                                1,634             2,557           3,246           5,366
                                                              ----------------   -------------    -------------   -------------
Cost of services and goods sold:
     Consulting                                                       1,151             1,894           2,485           4,075
     Product                                                             55                 -              55               -
                                                              ----------------   -------------    -------------   -------------
         Total cost of services and goods sold                        1,206             1,894           2,540           4,075
                                                              ----------------   -------------    -------------   -------------
         Gross profit                                                   428               663             706           1,291
                                                              ----------------   -------------    -------------   -------------
Operating expenses:
     Selling, general and administrative                                539               884           1,131           1,714
     Severance and restructuring                                          -               (62)              -            (182)
     Gain on forgiveness of debt                                          -                 -               -          (1,539)
                                                              ----------------   -------------    -------------   -------------
         Total operating expenses                                       539               822           1,131              (7)
                                                              ----------------   -------------    -------------   -------------
         Operating income (loss)                                       (111)             (159)           (425)          1,298
Interest expense, net                                                    53                11             105              21
                                                              ----------------   -------------    -------------   -------------
         Income (loss) before income taxes                             (164)             (170)           (530)          1,277
Income tax benefit                                                        -                 -               -               -
                                                              ----------------   -------------    -------------   -------------
         Net income (loss)                                   $         (164)    $        (170)   $       (530)   $      1,277
                                                              ================   =============    =============   =============

Basic earnings (loss) per share                              $       (0.02)     $      (0.02)    $      (0.07)   $      0.18
                                                              ================   =============    =============   =============
Basic weighted average common shares outstanding                      7,168             7,164           7,168           7,164
                                                              ================   =============    =============   =============

Diluted earnings (loss) per share                            $        (0.02)    $      (0.02)    $      (0.07)   $      0.17
                                                              ================   =============    =============   =============
Diluted weighted average common shares outstanding                    7,168             7,164           7,168           7,727
                                                              ================   =============    =============   =============



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2003 and 2002
                            (unaudited, in thousands)

                                                                  2003         2002
                                                            -------------- ------------
  Cash flows used in operating activities
     Net income (loss)                                    $       (530)   $    1,277
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
            Depreciation and amortization                          121           164
            Gain on forgiveness of debt                              -        (1,539)
            Changes in assets and liabilities                       70          (566)
                                                            -------------- ------------
            Net cash used in operating activities                 (339)         (664)
                                                            -------------- ------------

  Cash flows used in investing activities:
     Capital expenditures - property and equipment                  (2)          (23)
                                                            -------------- ------------
            Net cash used in investing activities                   (2)          (23)
                                                            -------------- ------------

  Cash flows provided by (used in) financing activities:
     Repayments of notes payable                                  (160)         (166)
     Net proceeds from note payable                                256             -
                                                            -------------- ------------
            Net cash provided by
             (used in) financing activities                         96          (166)
                                                            -------------- ------------

  Net decrease in cash and cash equivalents                       (245)         (853)
  Cash and cash equivalents, beginning of periods                  653         1,350
                                                            -------------- ------------
  Cash and cash equivalents, end of periods                $       408    $      497
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

     The results of operations and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2003.

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $403,000 and $11,412,000 for the years ended 2002 and 2001, respectively and cash flow deficiencies from operations of $1,026,000 and $513,000 during 2002 and 2001, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon attaining positive cash flow from operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. On April 29th, 2003, the Company restructured its outstanding note with Laurus. The Company borrowed an additional $267,000 and all the principal owed to Laurus will be repaid over 22 months. The first principal payment began July 30, 2003.

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

2.   Loss Per Share Data
     -------------------

     Common stock equivalents in the three and six-month periods ended June 30, 2003 and the three-month period ended June 30, 2002, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

3.   Income Taxes
     ------------

     The Company has not recognized an income tax benefit for its operating losses generated in the three and six-month periods ended June 30, 2003 and the three-month period ended June 30, 2002 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and six-month periods ended June 30, 2003 and three-month period ended June 30, 2002 are offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     The Company recognized an income tax expense for its operating income generated in the six-month period ended June 30, 2002. This income tax expense was offset by a reduction in the valuation allowance that had previously been recorded as a result of prior operating losses.

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

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company adopted SFAS 146 on January 1, 2003. There were no exit or disposal activities initiated during the six-month period ended June 30, 2003.

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

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three- and six-month periods ending June 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                         Three Months ended June 30,        Six Months ended June 30,
                                                         ---------------------------        -------------------------
                                                           2003              2002            2003             2002
                                                           ----              ----            ----             ----


Net income (loss), as reported                        $   (164,000)   $      (170,000)      (530,000)   $    1,277,000
                                                                                        $
Deduct:  Fair value of stock-based employee
   compensation costs                                      (79,000)          (256,000)      (158,000)         (512,000)
                                                        ------------    ---------------   ------------    --------------
Pro forma net income (loss)                           $   (243,000)   $      (426,000)      (688,000)   $      765,000
                                                                                        $
                                                        ============    ===============   ============    ==============

Earnings (loss) per share:
   Basic - as reported                                $   (0.02)      $         (0.02)  $       (0.07)   $         0.18
                                                        ============    ===============   ============    ==============
   Basic - pro forma                                  $   (0.03)      $         (0.06)  $      (0.10)   $         0.11
                                                        ============    ===============   ============    ==============

   Diluted - as reported                              $   (0.02)      $         (0.02)  $      (0.07)   $         0.17
                                                        ============    ===============   ============    ==============
   Diluted - proforma                                 $   (0.03)      $         (0.06)  $      (0.10)   $         0.10
                                                        ============    ===============   ============    ==============

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions for the six months ending June 30, 2003 and 2002:

                                                               2003        2002
                                                               ----        ----

         Dividend yield                                         0%          0%
         Expected volatility                                   62%         60%
         Risk-free interest rate                              3.52%       4.52%
         Expected life - years                                  10          10
         Weighted average fair value of options granted       $0.23       $0.51


5.   Debt Restructuring
     ------------------

     On April 29, 2003, the Company closed on a $266,667 10% convertible note collateralized by the Company's accounts receivable with Laurus Master Fund, LTD (Laurus). The Company pays interest immediately at each monthly anniversary and the principal payments are paid over 22 months beginning July 30, 2003. This note matures on April 30, 2005. At Laurus' election, this note can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. Additionally, a seven-year warrant to purchase 25,000 shares of DFI common stock at $0.4375 per share was issued. The Company paid a management fee of $16,000 to Laurus, which will be amortized to interest expense over the 24-month life of the note. The initial note issued by Laurus dated July 26, 2002, which had $533,333 remaining at April 30, 2003, was renegotiated and the remaining principal is due equally over 22 months beginning July 30, 2003 and ending April 30, 2005. The conversion feature of this July 26, 2002 note was repriced and can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. The five-year warrant issued on July 26, 2002, was also repriced to $0.4375.

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

     Our revenues are derived principally from fees earned in connection with the performance of services provided to customers. We typically bill on a time and materials basis. The majority of our costs are associated with personnel. Attracting and retaining billable personnel will be important for our Company going forward. Our quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. During the second quarter of 2003, DFI began reselling the Intuit product Track-it. All of the second quarter 2003 Track-it product sales were sold to governmental entities where our margin is lower. DFI expects to increase its sales of the Track-it product during 2003.

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

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company adopted SFAS 146 on January 1, 2003. There were no exit or disposal activities initiated during the six-month period ended June 30, 2003.

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

     Results of Operations
     ---------------------

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

     REVENUES. Consulting revenues decreased by $981,000 to $1,576,000 for the three months ended June 30, 2003 and $2,178,000 to $3,188,000 for the six months ended June 30, 2003. The decrease in revenues during the three and six months ended June 30, 2003 compared to the same period in the prior year was primarily due to the softening of the IT consulting market over the last year. Revenue from our largest professional services customer was responsible for 29% of our revenue in 2003 as compared to 23% in 2002.

     During the second quarter of 2003, DFI began reselling the Track-it software from Intuit. The sales for the second quarter 2003 and six month ended June 30, 2003 were $58,000. DFI expects the sales for this product to increase throughout the remainder of 2003.

     COST OF SERVICES AND GOODS SOLD. Cost of services and goods sold consists primarily of salaries and expenses of programming and technical personnel, expenses relating to applications sold to customers and fees paid to outside consultants engaged for customer projects. Consulting cost of services decreased by $743,000 and $1,590,000 for the three- and six- month periods ended June 30, 2003, respectively, compared to the prior year. As our revenues decreased due to the softening of the IT consulting market over the last year, we reduced our services headcount, which reduced our cost of services. The product cost of goods sold is related to the reselling of the Intuit product Track-it which began during second quarter 2003.

     GROSS PROFIT. Our gross profit for the three-month period ended June 30, 2003 was $428,000, or 26% of revenues as compared to $663,000, or 26% of revenues for the same period of 2002. During the second quarter of 2003, DFI began reselling the Intuit product Track-it which lowered the overall gross profit as a percent of revenue by 1% due to the lower margin product sales to governmental entities. Our gross profit for the six-month period ended June 30, 2003 was $706,000, or 22% of revenues as compared to $1,291,000, or 24% of revenues for the same period during 2002. This decrease in gross profit as a percent of revenues is due to the lower utilization rate of the billable consultants for 2003 compared to the same period in 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist primarily of salaries and expenses associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs associated with being a public company and the administration of the Company. Selling, general and administrative expenses decreased by $345,000, or 39%, for the three-month period ended June 30, 2003 compared to the same period during 2002 and $583,000, or 34% for the six-month period ended June 30, 2003 compared to the same period during 2002. The decrease in SG&A is primarily due to the reduction of administrative personnel and other costs to reduce our cash outflow for SG&A costs since revenues were lower in 2003 compared to 2002.

     SEVERANCE AND RESTRUCTURING. The Severance and Restructuring liability was reduced by $62,000 and $182,000 for the three- and six-month periods ending June 30, 2002 based upon 2002 estimates of the remaining liabilities associated with prior restructurings.

     GAIN ON FORGIVENESS OF DEBT. During the six-month period ended June 30, 2002, the Company reached settlement agreements on some debts associated with offices that were closed, business units that were sold and services not used, which resulted in forgiveness of debt income of $1,539,000.

     INTEREST EXPENSE (INCOME), NET. Interest expense increased by $42,000 and $84,000 during the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002 due to the additional interest expense from the Laurus note that was entered into in July 2002 and restructured during April 2003.

     INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three- and six-month periods ended June 30, 2003 and the three-month period ended June 30, 2002 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for these periods are offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     The Company recognized an income tax expense for its operating income generated during the six-month period ended June 30, 2002. This income tax expense was offset by a reduction in the valuation allowance that had previously been recorded as a result of prior operating losses.

     NET INCOME (LOSS). The Company incurred a net loss of $164,000 and $170,000 for the three months ended June 30, 2003 and 2002, respectively and a $530,000 net loss for the six months ended June 30, 2003 due to the Company's expenses exceeding its revenues. The Company recorded net income of $1,277,000 for the six months ended June 30, 2002. The net income for the first quarter for 2002 included $1,539,000 of gain on forgiveness of debt and a $182,000 reduction of severance and restructuring expense.

Liquidity and Capital Resources

     The net cash used in operating activities was $339,000 in 2003. This is primarily due to the Company's expenses exceeding its revenue for the first quarter of 2003.

     The Company purchased $2,000 of equipment during the first six months of 2003. The Company does not expect to have significant equipment purchases during the remainder of 2003.

     The net cash provided by financing activities was $256,000 from the net proceeds of restructuring the Laurus debt offset by cash used of $160,000 during the first six months of 2003 to service the Laurus debt. The debt payments of $63,000 that were due on June 30, 2003 and September 30, 2003 to PowerCerv were restructured and are now due by December 31, 2003.

     Our working capital at June 30, 2003 is $(86,000). Our net accounts receivable balance outstanding at June 30, 2003 is $890,000. Our cash and cash equivalents is $408,000. Currently the Company is funding its cash needs through consistent collections of accounts receivable and on April 29, 2003, the Company completed the restructuring of its debt with Laurus which resulted in additional secured convertible debt of $267,000 (net proceeds of $256,000 after certain fees and costs were deducted).

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

     The Company believes that, as a result of the actions it has taken during prior years to restructure and streamline the Company, the restructuring of its debt outstanding to Laurus by extending the payment terms and if it can attain positive cash flow from operations, it currently has sufficient cash to meet its funding requirements over the next year; however, the Company has experienced negative cash flows from operations and incurred large net losses in the past and there is no assurance, absent an improvement in the Company's operations that such negative cash flow and net losses will not continue.

     The Company's current growth has been funded through internally generated funds and through the Laurus convertible note issued in July 2002 and restructured on April 29th, 2003. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include a line of credit secured by receivables, an equity raise or a combination of both. There can be no assurance as to the availability of such capital, or, if available, whether the terms upon which such capital is available would be acceptable to the Company.

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

     Valuation of Goodwill. Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. We perform this annual impairment test in the first quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the Company to the amount of goodwill recorded. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Although we believe that the estimates and assumptions that we use are reasonable, actual results could differ from those estimates and assumptions.



Item 3. Controls & Procedures

     Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision of our Chief Executive Officer/Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rule 15d-14(c). Based upon this evaluation, the Chief Executive Officer/Chief Accouting Officer concluded that the Company's disclosure controls and procedures are effective in timely enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

Item 2. Changes in Securities.

        On April 29, 2003, the Company closed on a $266,667 10% convertible note collateralized by the Company's accounts receivable with Laurus Master Fund, LTD (Laurus). The Company pays interest immediately at each monthly anniversary and the principal payments are paid over 22 months beginning July 30, 2003. This note matures on April 30, 2005. At Laurus' election, this note can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. Additionally, a seven-year warrant to purchase 25,000 shares of DFI common stock at $0.4375 per share was issued. The Company paid a management fee of $16,000 to Laurus, which will be amortized to interest expense over the 24-month life of the note. The initial note issued by Laurus dated July 26, 2002, which had $533,333 remaining at April 30, 2003, was renegotiated and the remaining principal is due equally over 22 months beginning July 30, 2003 and ending April 30, 2005. The conversion feature of this July 26, 2002 note was repriced and can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. The five-year warrant issued on July 26, 2002, was also repriced to $0.4375.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            99.1 Written Statement of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DIGITAL FUSION, INC.


Date:  August 12, 2003
                         By:        /s/ Roy E. Crippen, III
                            -----------------------------------------
                         Name:      Roy E. Crippen, III
                         Title: Chief Executive Officer, President and Chief
                                          Accounting Officer
                            (Principal Executive Officer and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003                By:    /s/ Roy E. Crippen, III
                                        ------------------------------
                                                Roy E. Crippen, III
                                        Chief Executive Officer, President and
                                                Chief Accounting Officer