Form 10QSB
period 2003-09-30
DIGITAL FUSION INC/NJ/
filed 2003-11-10
CIK 1057257

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 (Third quarter of fiscal 2003)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to ___________

                           Commission File No. 0-24073

                              DIGITAL FUSION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                      13-3817344
(State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
ncorporation or Organization)

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

     As of November 7, 2003, 7,167,671 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|




================================================================================



                              DIGITAL FUSION, INC.

                                      INDEX


  PART I.      FINANCIAL INFORMATION                                                             Page No.
                                                                                                 --------
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
           December 31, 2002..................................................................         1
           Condensed Consolidated Statements of Operations for the three and nine months ended
           September 30, 2003 and 2002 (unaudited)............................................         2
           Condensed Consolidated Statements of Cash Flows for the nine months ended September
           30, 2003 and 2002 (unaudited)......................................................         3
           Notes to Condensed Consolidated Financial Statements...............................         4
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                       7
  Item 3. Controls and Procedures.............................................................        12
  PART II.      OTHER INFORMATION
  Item 1. Legal Proceedings...................................................................        12
  Item 2. Changes in Securities...............................................................        12
  Item 3. Defaults Upon Senior Securities.....................................................        12
  Item 4. Submission of Matters to a Vote of Security Holders.................................        12
  Item 5. Other Information...................................................................        13
  Item 6. Exhibits and Reports on Form 8-K....................................................        13
  SIGNATURES..................................................................................        13
  Certification by Chief Executive Officer and Chief Accounting Officer.......................        14
  Exhibits....................................................................................        15


                                                                     PART I
                                                              FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                                                              DIGITAL FUSION, INC.
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (in thousands, except share data)

                                                                     September 30,
                                                                         2003          December 31,
                              ASSETS                                  (unaudited)          2002
                                                                     ------------          ----
Current assets:
  Cash and cash equivalents                                        $           285   $        653
  Accounts receivable (net of allowance for doubtful
      accounts of $357 in 2003 and $325 in 2002)                               891            978
  Other current assets                                                          55             87
                                                                    ----------------  ----------------
   Total current assets                                                      1,231          1,718
Property and equipment, net                                                     36            185
Intangible assets, net                                                       3,347          3,347
Other assets                                                                    12             28
                                                                    ----------------  ----------------
   Total assets                                                    $         4,626   $      5,278
                                                                    ================  ================

                LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            $           786   $        930
  Current maturities of long-term debt                                         611            808
  Deferred revenue                                                              21             21
                                                                    ----------------  ----------------
   Total current liabilities                                                 1,418          1,759
Interest payable - long term                                                    27             86
Long-term debt, less current maturities                                        813            517
Pension obligation                                                             280            280
                                                                    ----------------  ----------------
   Total liabilities                                                         2,538          2,642
                                                                    ----------------  ----------------

Stockholders' equity:
  Common stock, $.01 par value, authorized 16,000,000 shares,
      7,167,671 shares issued and outstanding                                   72             72
  Additional paid in capital                                                39,919         39,904
  Accumulated deficit                                                      (37,903)       (37,340)
                                                                    ----------------  ----------------
   Total stockholders' equity                                                2,088          2,636

                                                                    ----------------  ----------------
   Total liabilities and stockholders' equity                      $         4,626   $      5,278
                                                                    ================  ================


 The accompanying notes are an integral part of these condensed consolidated balance sheets.





                                                              DIGITAL FUSION, INC.
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                               (unaudited, in thousands, except per share amounts)


                                                     Three months ended September 30,              Nine months ended September 30,
                                                --------------------------------------------     ----------------------------------
                                                         2003                   2002                   2003                2002
                                                    -------------          --------------         --------------      -------------

      Revenues:
      Consulting                                $           1,484        $       2,131          $      4,672         $      7,497
      Product                                                 174                    -                   232                    -
                                                ----------------------    ------------------     ------------------   -------------
          Total revenue                                     1,658                2,131                 4,904                7,497
                                                ----------------------    ------------------     ------------------   -------------
      Cost of services and goods sold:
      Consulting                                            1,092                1,696                 3,577                5,771
      Product                                                 165                    -                   220                    -
                                                ----------------------    ------------------     ------------------   -------------
          Total cost of services and goods sold             1,257                1,696                 3,797                5,771
                                                ----------------------    ------------------     ------------------   -------------
          Gross profit                                        401                  435                 1,107                1,726
                                                ----------------------    ------------------     ------------------   -------------
      Operating expenses:
      Selling, general and administrative                      386                  724                 1,516                2,438
      Severance and restructuring                                -                    -                     -                 (182)
      Gain on forgiveness of debt                                -                  (46)                    -               (1,585)
                                                 ----------------------    ------------------     ------------------   ------------
          Total operating expenses                             386                  678                 1,516                  671
                                                 ----------------------    ------------------     ------------------   ------------
          Operating income (loss)                               16                 (243)                 (408)               1,055
      Interest expense, net                                     49                   18                   154                   39
                                                 ----------------------    ------------------     ------------------   ------------
          Income (loss) before income taxes                    (34)                (261)                 (563)               1,016
      Income tax benefit                                         -                    -                     -                    -
                                                 ----------------------    ------------------     ------------------   ------------
          Net income (loss)                     $              (34)       $        (261)          $      (563)        $      1,016
                                                 ======================    ==================     ==================   ============

      Basic earnings (loss) per share           $            (0.00)        $      (0.04)          $      (0.08)        $      0.14
                                                 ======================    ==================     ==================   ============
      Basic weighted average common shares
       outstanding                                           7,168                7,164                 7,168                7,164
                                                 ======================    ==================     ==================   =============

      Diluted earnings (loss) per share         $            (0.00)       $      (0.04)          $      (0.08)        $      0.13
                                                 ======================    ==================     ==================   ============
      Diluted weighted average common shares                 7,168                7,164                 7,168                7,693
      outstanding                                ======================    ==================     ==================   ============



 The accompanying notes are an integral part of these condensed consolidated statements.





                                                              DIGITAL FUSION, INC.
                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                           (unaudited, in thousands)

                                                                2003         2002

  Cash flows used in operating activities
     Net income (loss)                                    $       (563)   $    1,016
     Adjustments to reconcile net income (loss) to net
     cash
         used in operating activities:
            Depreciation and amortization                          153           246
            Gain on forgiveness of debt                              -        (1,585)
            Non-cash restructuring                                              (136)
            Changes in assets and liabilities                       60          (632)
                                                            -------------- ------------
                Net cash used in operating activities             (350)       (1,091)
                                                            -------------- ------------

  Cash flows used in investing activities:
     Capital expenditures - property and equipment                  (4)          (23)
                                                            -------------- ------------
             Net cash used in investing activities                  (4)          (23)
                                                            -------------- ------------

  Cash flows provided by (used in) financing activities:
     Repayments of notes payable                                  (270)         (257)
     Net proceeds from note payable                                256           717
                                                            -------------- ------------
             Net cash provided by (used in) financing
             activities                                            (14)          460
                                                            -------------- ------------

  Net decrease in cash and cash equivalents                       (368)         (654)
  Cash and cash equivalents, beginning of periods                  653         1,350
                                                            -------------- ------------
  Cash and cash equivalents, end of periods                $       285    $      696
                                                            ============== ============

 The accompanying notes are an integral part of these condensed consolidated statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


1.       Basis of Presentation


         Unaudited Interim Condensed Financial Statements


                  The condensed consolidated interim financial statements of Digital Fusion, Inc. (the "Company") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments and reclasses) necessary for a fair presentation of the information shown herein have been included.

                  The results of operations and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2003.

                  The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $563,000, $403,000 and $11,412,000 for the nine-month period ended September 30, 2003 and years ended December 31, 2002 and 2001, respectively and cash flow deficiencies from operations of $ 350,000, $1,026,000 and $513,000 during the nine-month period ended September 30, 2003 and years ended December 31, 2002, and 2001, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon attaining positive cash flow from operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                  The Company believes that, as a result of the actions it has taken during prior years to restructure and streamline the Company, the restructuring of its debt outstanding to Laurus by extending the payment terms, and if it can attain positive cash flow from operations, it currently has sufficient cash to meet its funding requirements over the next year. However, the Company has experienced negative cash flows from operations and incurred large net losses in the past.

                  On April 29th, 2003, the Company restructured its outstanding note with Laurus. The Company borrowed an additional $267,000 with the entire principal owed to Laurus to be repaid over 22 months. The first principal payment began July 30, 2003.

                  The Company's current growth has been funded through internally generated funds and through the convertible note issued in July 2002 and restructured in April 2003. In order for the Company to support substantial growth, the Company may need to fund this growth through externally generated funds. The Company is reviewing its options, which include restructuring its current debt, an equity raise or a combination of both. There can be no assurance as to the availability of such financing or capital or, if available, whether the terms upon which such financing or capital might be available would be acceptable to the company.

2.      Loss Per Share Data

                  Common stock equivalents in the three and nine-month periods ended September 30, 2003 and the three-month period ended September 30, 2002, were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

3.      Income Taxes

                  The Company has not recognized an income tax benefit for its operating losses generated in the three and nine-month periods ended September 30, 2003 and the three-month period ended September 30, 2002 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and nine-month periods ended September 30, 2003 and three-month period ended September 30, 2002 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

                  The Company recognized an income tax expense for its operating income generated in the nine-month period ended September 30, 2002. This income tax expense was offset by a reduction in the valuation allowance that had previously been recorded as a result of prior operating losses.

4.       Recently Issued Accounting Pronouncements

                  In June 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability,
         (3) allocation of asset retirement costs to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS No. 143 effective January 1, 2003 and it did not have a material effect on the Company's financial position, results of operations, or cash flows.

                  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company adopted SFAS 146 on January 1, 2003. There were no exit or disposal activities initiated during the nine-month period ended September 30, 2003.

                  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003. The Company continues to use the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock-based employee compensation. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                  The following table illustrates the effect on net income
         (loss) and earnings (loss) per share for the three- and nine-month periods ending September 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                        Three Months ended September      Nine Months ended September
                                                                     30,                               30,
                                                                     ---                               ---
                                                           2003              2002            2003             2002
                                                           ----              ----            ----             ----


Net income (loss), as reported                        $    (34,000)   $      (261,000)      (563,000)   $    1,016,000
                                                                                        $
Deduct:  Fair value of stock-based employee
   compensation costs                                      (78,000)          (256,000)      (236,000)         (768,000)
                                                        ------------    ---------------   ------------    --------------
Pro forma net income (loss)                           $   (112,000)   $      (517,000) $    (799,000)   $      248,000
                                                        ============    ===============   ============    ==============

Earnings (loss) per share:
   Basic - as reported                                $      (0.00)   $         (0.04)  $      (0.08)   $          0.14
                                                        ============    ===============   ============    ==============
   Basic - pro forma                                  $      (0.02)   $         (0.07)  $      (0.11)   $          0.03
                                                        ============    ===============   ============    ==============

   Diluted - as reported                              $      (0.00)   $         (0.04)  $      (0.08)   $          0.13
                                                        ============    ===============   ============    ==============
   Diluted - proforma                                 $      (0.02)   $         (0.07)  $      (0.11)   $          0.03
                                                        ============    ===============   ============    ==============

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

5.       Debt Restructuring

                  On April 29, 2003, the Company closed on a $266,667 10% convertible note collateralized by the Company's accounts receivable with Laurus Master Fund, LTD (Laurus). The Company pays interest immediately at each monthly anniversary and the principal payments are paid over 22 months beginning July 30, 2003. This note matures on April 30, 2005. At Laurus' election, this note can be converted into common stock in the Company at $0.35 a share after the common stock price is at or above $0.4375 a share for ten consecutive days. Additionally, a seven-year warrant to purchase 25,000 shares of common stock in the Company at $0.4375 per share was issued. The Company paid a management fee of $16,000 to Laurus, which will be amortized to interest expense over the 24-month life of the note. The initial note issued by Laurus dated July 26, 2002, which had $533,333 remaining at April 30, 2003, was renegotiated and the remaining principal is due equally over 22 months beginning July 30, 2003 and ending April 30, 2005. The conversion feature of this July 26, 2002 note was re-priced and can be converted into common stock in the Company at $0.35 a share after the common stock price is at or above $0.4375 a share for ten consecutive days. The five-year warrant issued on July 26, 2002, was also re-priced to $0.4375.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2002 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

         Overview

                  The Company is an information technology (IT) consulting firm that helps its customers maximize the use of modern technology to access business information, enhance the performance of their human resources, and meet various business needs. The Company's success is based on a total approach that provides the people, processes, and technology needed to translate business needs into sound IT strategies. Services are provided to business organizations and public sector institutions primarily in the Eastern United States. The Company is incorporated in Delaware with its main administrative office located in Huntsville, Alabama and regional offices in Florida, New Jersey, and Virginia.

                   Revenues are derived primarily from fees earned in connection with the performance of services provided to customers. The Company typically invoices on a time and materials basis. The majority of costs are associated with personnel. Attracting and retaining billable employees is vital for the Company to move forward. Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons, and vacations. During the second quarter of 2003, the Company began reselling the Intuit product Track-it. All 2003 Track-it product sales were to governmental entities where margins are lower.

                  In June 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability,
         (3) allocation of asset retirement costs to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS No. 143 effective January 1, 2003 and it did not have a material effect on the Company's financial position, results of operations, or cash flows.

                  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company adopted SFAS 146 on January 1, 2003. There were no exit or disposal activities initiated during the nine-month period ended September 30, 2003.

                  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003. The Company continues to use the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees", to account for its stock-based employee compensation. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                  There are no new litigation issues.

                   Results of Operations


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

                  REVENUES. Consulting revenues decreased $647,000 to $1,484,000 for the three months ended September 30, 2003 and decreased $2,825,000 to $4,672,000 for the nine months ended September 30, 2003 compared to the same periods in 2002. The decrease in revenues during the three and nine months ended September 30, 2003 compared to the same periods in the prior year was primarily due to a softening in the IT consulting market over the last year. Revenue from the Company's largest consulting services customer was responsible for 26.5% of services revenue in 2003 as compared to 24% in 2002.

                  During the second quarter of 2003, the Company began reselling the Track-it software from Intuit. The sales for the third quarter 2003 and nine-month period ending September 30, 2003 were $174,000 and $232,000 respectively.

                  COST OF SERVICES AND GOODS SOLD. Cost of services and goods sold consists primarily of salaries and expenses of programming and technical personnel, expenses related to applications sold to customers, and fees paid to outside consultants engaged for customer projects. Consulting cost of services decreased by $604,000 and $2.2 million for the three- and nine- month periods ended September 30, 2003, respectively, compared to the prior year. As revenues decreased due to the softening of the IT consulting market over the last year, the number of services personnel was reduced, which reduced the cost of services. The product cost of goods sold is related to the reselling of the Intuit product Track-it that began during second quarter 2003.

                  GROSS PROFIT. Gross profit for services during the three-month period ended September 30, 2003 was $392,000, or 26.4% of revenues as compared to $435,000, or 20.4% of revenues for the same period in 2002. This increase in gross profit as a percent of revenues is due to improved utilization rates of billable consultants during the third quarter of 2003. Gross profit for services for the nine-month period ended September 30, 2003 was $1.1 million, or 23.4% of revenues as compared to $1.7 million, or 23% of revenues for the nine-month period ending September 30, 2002. This slight increase in gross profit as a percent of revenues is due to the flatness in the IT market during the first part of 2003.
                  During the second quarter of 2003, the Company began reselling the Intuit product Track-it to governmental organizations. Gross profit for product sales during the three- and nine-month periods ending September 30, 2003 was 5.2%. The low profit margin on product sales is attributable to the low mark-up required on sales to governmental entities.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist primarily of salaries and expenses associated with marketing literature, advertising, direct mailings, and accounting, finance, sales and administrative personnel, as well as professional fees and other costs related to being a public company and the administration of the Company. Selling, general and administrative expenses decreased by $338,000, or 47%, for the three-month period ended September 30, 2003 compared to the same period during 2002, and $922,000, or 38% for the nine-month period ended September 30, 2003 compared to the same period during 2002. The decrease in SG&A is due to the reduction of administrative personnel and other costs in proportion to the lower level of revenues and, as a result of the quarterly review, a reduction in the amount of certain accrued liabilities that were deemed to be satisfied.

                  SEVERANCE AND RESTRUCTURING. The severance and restructuring expense was $0 for the three-month period ended September 30, 2003 and September 30, 2002. It was reduced by $182,000 for the nine-month period ending September 30, 2002 based upon 2002 estimates of the remaining liabilities associated with prior restructurings.

                   GAIN ON FORGIVENESS OF DEBT. During the three- and nine-month period ended September 30, 2002, the Company reached settlement agreements on debts associated with offices that were closed, business units that were sold, and services not used, which resulted in forgiveness of debt income of $46,000 and $1,539,000 respectively.

                  INTEREST EXPENSE (INCOME), NET. Interest expense increased by $31,000 and $115,000 during the three- and nine-month periods ended September 30, 2003 compared to the same periods in 2002 due to the additional interest expense from the Laurus note that was entered into in July 2002 and restructured during April 2003.

                  INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three- and nine-month periods ended September 30, 2003 and the three-month period ended September 30, 2002 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for these periods is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

                  The Company recognized an income tax expense for its operating income generated during the nine-month period ended September 30, 2002. This income tax expense was offset by a reduction in the valuation allowance that had previously been recorded as a result of prior operating losses.

                  NET INCOME (LOSS). The Company incurred a net loss of $34,000 and $261,000 for the three months ended September 30, 2003 and 2002, respectively, and a $563,000 net loss for the nine months ended September 30, 2003 due to the Company's expenses exceeding its revenues. The Company recorded net income of $1.0 million for the nine months ended September 30, 2002. The net income for the nine months ending September 30, 2002 included $1,585,000 of gain on forgiveness of debt and $182,000 for the reduction of severance and restructuring expense.

         Liquidity and Capital Resources

                  The net cash used in operating activities in 2003 is $350,000. This is primarily due to the Company's expenses exceeding its revenue for the first quarter of 2003.

                  The Company purchased $4,000 of computer equipment during the first nine months of 2003. The Company does not expect to have significant equipment purchases during the remainder of 2003.

                  The net cash provided by financing activities was $256,000 from the net proceeds of restructuring the Laurus debt offset by cash used of $160,000 during the first six months of 2003 to service the Laurus debt. The debt payments of $63,000 that were due on June 30, 2003 and September 30, 2003 were restructured and the Company is negotiating a final agreement.

                  At September 30, 2003 working capital deficiency was $(187,000), net accounts receivable was $891,000, and cash and cash equivalents were $285,000. The Company funds its cash needs through a consistent collection of accounts receivable and the restructured debt to Laurus which resulted in additional secured convertible debt of $267,000 on April 29, 2003. Net proceeds from the restructuring were $256,000 after the deduction of certain fees and costs.

                  The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $563,000, $403,000 and $11,412,000 for the nine-month period ended September 30, 2003 and years ended December 31, 2002 and 2001, respectively and cash flow deficiencies from operations of $ 350,000, $1,026,000 and $513,000 during the nine-month period ended September 30, 2003 and years ended December 31, 2002, and 2001, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon attaining positive cash flow from operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                  The Company believes that, as a result of the actions it has taken during prior years to restructure and streamline the Company, the restructuring of its debt outstanding to Laurus by extending the payment terms and if it can attain positive cash flow from operations, it currently has sufficient cash to meet its funding requirements over the next year. However, the Company has experienced negative cash flows from operations and incurred large net losses in the past and there is no assurance, absent an improvement in the Company's operations, that such negative cash flow and net losses will not continue.

                  The Company's current growth has been funded through internally generated funds and through the Laurus convertible note issued in July 2002 and restructured on April 29th, 2003. In order for the Company to support substantial growth, it may need to fund its growth through externally generated funds. The Company is reviewing its options, which include restructuring its current debt, an equity raise, or a combination of both. There can be no assurance as to the availability of such financing or capital, or, if available, whether the terms upon which such financing or capital is available would be acceptable to the Company.

         Critical Accounting Policies

                 The Securities and Exchange Commission has indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

                 Allowance for doubtful accounts. Certain of the Company's trade accounts receivable are subject to bad debt losses. A reserve has been recorded to reflect expected bad debt losses based on past experience with similar accounts receivable. The reserve is reviewed on a regular basis and adjusted as necessary. Although management believes the reserve is a reasonable approximation, there can be no assurance that the Company can accurately estimate bad debt losses on its accounts receivable.

                      Valuation of Goodwill. The Company's goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The annual impairment test is performed in the first quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the Company to the amount of goodwill recorded. If the comparison reflects impairment, then the loss is calculated as the excess of recorded goodwill over its implied fair value. Although management believes valuation is a reasonable approximation, actual results could differ from those projected.


         Item 3.       Controls & Procedures

               Within the 90 days prior to this report, the Company performed an evaluation, under the supervision of its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rule 15d-14(c). Based upon this evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to timely record, process, summarize, and report information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings.

                      No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

         Item 2.     Changes in Securities.

                      On April 29, 2003, the Company closed on a $266,667 10% convertible note collateralized by the Company's accounts receivable with Laurus Master Fund, LTD (Laurus). The Company pays interest immediately at each monthly anniversary and the principal payments are paid over 22 months beginning July 30, 2003. This note matures on April 30, 2005. At Laurus' election, this note can be converted into common stock in the Company at $0.35 a share after the common stock price is at or above $0.4375 a share for ten consecutive days. Additionally, a seven-year warrant to purchase 25,000 shares of common stock in the Company at $0.4375 per share was issued. The Company paid a management fee of $16,000 to Laurus, which will be amortized to interest expense over the 24-month life of the note. The initial note issued by Laurus dated July 26, 2002, which had $533,333 remaining at April 30, 2003, was renegotiated and the remaining principal is due equally over 22 months beginning July 30, 2003 and ending April 30, 2005. The conversion feature of this July 26, 2002 note was re-priced and can be converted into common stock in the Company at $0.35 a share after the common stock price is at or above $0.4375 a share for ten consecutive days. The five-year warrant issued on July 26, 2002, was also re-priced to $0.4375.


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

                                             DIGITAL FUSION, INC.


  Date:  November 7, 2003
                                     By:         /s/ Roy E. Crippen, III
                                        ----------------------------------------
                                     Name:       Roy E. Crippen, III
                                    Title:  Chief Executive Officer, President
                                             and Chief Accounting Officer
                                        (Principal Executive Officer and
                                                  Accounting Officer)

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

Date: November 7, 2003              By:    /s/ Roy E. Crippen, III
                                             ------------------------------
                                                  Roy E. Crippen, III
                                           Chief Executive Officer, President
                                                 and Chief Accounting Officer