Form 10KSB
period 2003-12-31
DIGITAL FUSION INC/NJ/
filed 2004-04-14
CIK 1057257

================================================================================

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-24073

                              DIGITAL FUSION, INC.
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                      13-3817344
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                4940-A Corporate Drive, Huntsville, Alabama 35807
          (Address of principal executive offices, including zip code)

                                 (256) 837-2620

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for its most recent fiscal year: $6,420,000.

         The aggregate market value of voting common equity held by non-affiliates of the Registrant based upon the closing sale price of common stock on March 15, 2004 as reported by the OTC Bulletin Board was approximately $2,013,000. Shares of voting stock held by executive officers, board of directors and each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. (This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

         As of March 15, 2004, 7,167,671 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

         Documents Incorporated by Reference. The information called for by Part III, Items 9-12, is incorporated by reference from the definitive proxy Statement for our 2004 Annual Meeting of Stockholders, which is due within 120 days after year-end.



================================================================================

            Cautionary Statement Regarding Forward-Looking Statements


         Statements in this Annual Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our (as hereinafter defined) expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: the plans and objectives of the Company for future operations and trends affecting our financial condition and results of operations. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance." The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.       Description of Business

(a)  Business Development

         Digital Fusion, Inc. (used herein, "Digital Fusion", "DFI", and the "Company", refer to Digital Fusion, Inc.) is an information technology (IT) consulting firm that helps its customers maximize the use of modern technology to access business information, enhance the performance of their human resources, and meet various business needs. The Company's success is based on a total approach that provides the people, processes, and technology needed to translate business needs into sound IT strategies. Services are provided to business organizations and public sector institutions primarily in the Eastern United States.

         The Company is incorporated in Delaware with its main administrative office located in Huntsville, Alabama and regional offices in Florida, New Jersey, and Virginia. Digital Fusion's website address is www.digitalfusion.com.

                        Form and History of Organization

     Digital Fusion, Inc. was incorporated in February 1995 in Delaware as Internet Broadcasting Systems, Inc. The company's name was changed to IBS Interactive, Inc. when it went public in May 1998. During October 2001, shareholders approved the corporate name change to Digital Fusion, Inc. Its stock is traded on the OTC Bulletin Board under the symbol of "DIGF".

                          Acquisitions and Divestitures

         In July 2001, Digital Fusion discontinued its network services and installation business unit and sold it to Spectrum Solutions, Inc. ("Spectrum Solutions") for $350,000. Spectrum Solutions assumed certain lease obligations of Digital Fusion related to this network services and installation business unit. Digital Fusion recorded an $188,000 gain related to this sale.

         In April 2001 Digital Fusion discontinued its Web hosting and non-dial-up Internet access business unit, and sold this unit to Veraciti, Inc. for $200,000 cash and $60,000 worth of services to complete certain customer projects. In addition, Veraciti assumed certain lease obligations of Digital Fusion related to the Web hosting and non-dial-up business. The Company recorded a $211,000 loss in connection with this sale.

         On March 1, 2000, in conjunction with its strategic vision to focus primarily on its IT consulting business line, the Company acquired all of the outstanding stock of digital fusion, inc. in exchange for 975,000 shares of unregistered common stock valued at $13.00 per share, a $500,000 three-year subordinated note accruing 6% interest per annum and the assumption of debt totaling approximately $4.2 million. The value ascribed to the consideration of stock, equity instruments, debt and related costs was $19.1 million resulting in goodwill of $16.4 million. This was accounted for under the purchase accounting method.

(b) Business of Issuer
                             Description of Services

         Digital Fusion's experience and expertise covers a wide range of IT services, with proven past performance and current initiatives in both the commercial and government (local, state, and federal) sectors. It has managed and deployed large-scale, multi-site infrastructure projects involving complex systems integrations and migrations. Our consultants have also designed and developed customized software applications and implemented third-party solutions to fulfill specific client needs. In addition, a number of Digital Fusion consultants work onsite in organizations across the country providing ongoing support and guidance for in-house IT projects. Digital Fusion's main service lines include:

|X| Application Development and Data Management - Following its proven System Development Life Cycle Methodology, Digital Fusion builds customized software solutions including database design and maintenance, business practice automation, Web-enabled client/server applications, and complete project out sourcing. With SPI Dynamics' WebInspect, the Company performs application security audits and the remediation of issues identified.
|X| System Integration - Specializing in Microsoft solutions and Intuit Track-It!, Digital Fusion installs and configures a variety of software packages, including complete system integration with custom front-ends, third-party packages, or other external databases and legacy system migrations.
|X| IT Support and Integration, helping organizations define, develop, and deploy the optimal solution for IT operations, including infrastructure consulting, desktop and help-desk support, network and server management, system migration and integration, and leasehold replacement.

         Within these primary service categories, Digital Fusion performs a variety of specific technical services. The following describes some of these in more detail:


Application Development - Digital Fusion has application development experience, from building customized software solutions to implementing and integrating third-party packaged programs, Web based and client/server. It has the technical expertise, business process, and management experience to help orchestrate all the elements of the project and balance customized user demands with the most efficient implementation. In developing applications, Digital Fusion follows a proven application development methodology in which processes and requirements are thoroughly defined and documented to ensure the project stays on track.

Data Management - Digital Fusion has substantial experience working on database analysis, design, integration and administration projects involving a wide range of technologies, including Sybase, Microsoft, Oracle, DB2 and Informix. It has expertise in relational database design, stored procedures, database replication and synchronization, legacy systems migration, data mining, and report generation. Its consultants' expertise and training encompass databases designed and tuned for mainframe, client/server, and distributed/Web platforms, from small databases with a few users to large databases processing many thousands of transactions per day.

IT Infrastructure Support and Integration - Digital Fusion's IT Support expertise includes hardware/software installation and ongoing maintenance, onsite end-user support and training, infrastructure design/analysis and configuration management, and systems and network administration. Its experience includes large-scale projects such as operating system rollouts of more than 100,000 PCs across 30 states and leasehold replacement projects of more than 125,000 computers and peripherals. Digital Fusion maintains multi-year staffing with several companies and manages more than 11 consultants onsite with companies in 5 states across the U.S., including Hawaii. Digital Fusion effectively and efficiently provides and manages consultants across geographically diverse customer sites. It provides dedicated technical managers who work with local offices and corporate headquarters to provide individuals who match the specific technical needs of the unit and the organization's particular corporate culture.

Web Design and Development - Digital Fusion designs, develops, and maintains engaging, interactive, multimedia websites and builds high-performance internet/intranet applications. The Company is a Macromedia Alliance Partner with thorough knowledge and experience in Web technologies such as JavaScript, Java, ASP, DHTML, XML, ColdFusion, Dreamweaver, Flash, and others. Company solutions also include complete content management features for managing information and streamlining communications company wide, along with easy-to-use tools to give non-technical staff full control of website or intranet/extranet content.

Business Process Analysis - The application a customer implements is only as effective as the business processes involved with using it. Digital Fusion's consultants design processes that integrate the capabilities of the software with the conditions of the customer's unique business environment, creating streamlined, highly productive operations. The Company shows customers how to save money by automating processes and implementing efficient solutions. The Company also evaluates the software and service options in today's crowded marketplace and recommends the best match for our customer's business.

Enterprise Integration - Many companies have made significant investments over a long period of time in enterprise resource planning (ERP) systems like order management and financials. As their business changes or grows, those companies often need to add new capabilities to their enterprise to help them manage their growth. However, different software packages, particularly those that have been customized or home-grown, don't often integrate easily and the company is faced with either manually transferring data or scrapping their legacy systems and paying the going price for a new suite of products. Digital Fusion has the experience necessary to seamlessly integrate a company's existing enterprise with new systems, and utilizing current technologies and tools to ensure the final solution meets the company's objectives.


                                 Strategic Plan

         During 2003, Digital Fusion devoted substantial resources to further develop U.S. federal government business in order to accelerate its growth and take advantage of the competencies gained in the commercial and government sectors. As a result of this strategy, Digital Fusion is increasing its penetration of the government sector and diversifying its business.

         Additionally, Digital Fusion's strategic plan for business development continued to provide IT consulting services that focused on providing the best technical solutions to business problems. In a tight economic climate in which IT spending was dramatically restricted, its strategic position was to place special emphasis on helping customers maximize their current IT systems to create the most cost-effective solutions to immediate business problems and make their technology investments perform more efficiently.

                          Federal GSA IT Schedule Award

         During October 2002, Digital Fusion was awarded a five-year information technology schedule by the U.S. General Services Administration (GSA). This GSA schedule was an intrinsic part of Digital Fusion's strategic plan to further develop its public-sector customer base. A GSA schedule is one of the main procurement vehicles for government agencies. Created by Congress to improve government efficiency, the GSA helps other federal agencies acquire supplies and services such as IT consulting, equipment, telecommunications and office space.

                               Sales and Marketing

         Each service line described above has a specific target market and customer size. Overall, the Company markets its Application Development, Data Management, and System Integration to mid-sized businesses (including mid-size departments of larger enterprises) and public sector institutions. Its suite of services enables its customers to capitalize on the wide variety of critical business and data communication opportunities made possible by the Internet and Internet-related technologies while maximizing their investment in their legacy systems.

         Our sales and marketing strategy is driven by its ability to offer solutions specific to each customer's needs, and then to provide additional services to that customer when appropriate. In this way, the Company is able to increase awareness of its comprehensive business and IT consulting services and desktop support and integration. Its marketing efforts are primarily focused on mid-sized businesses and organizations for strategic services, and large-sized organizations for staffing, application development, and desktop support services. A direct sales model is used for marketing and selling services.

         Marketing efforts principally involve tradeshows, direct mailings, telesales, involvement in appropriate industry professional organizations, and informal networking in areas within the geographic scope of the network. These efforts are critical to increasing the brand recognition of the name "Digital Fusion," which will make it easier for its sales group to convert the customer interest to closed business.

         Digital Fusion also generates sales leads through referrals from customers, consultants, requests for proposals, referrals from other business and IT consulting service businesses, its website and associated links, and industry seminars and trade shows.

         In 2003, the Company continued a concentrated effort into strengthening its relationships with existing partners and establishing new strategic partnerships for developing new business. Currently it is a Microsoft Certified Solution Provider, Microsoft Great Plains Certified Business Solutions Provider, and a Macromedia Associate Partner and a SPI Dynamics Value Added Reseller and Remediation Partner. It also has an arrangement with Intuit, that allows their federal government customers to use Digital Fusion's GSA IT schedule to procure Intuit's Track-It! products.

              Sales Management and Services Distribution Structure

         Digital Fusion's organizational structure adheres to a regional sales management and services distribution model that allows the company to be flexible and responsive to client needs. Management and sales for its Application Development and Data Management, and System Integration service lines operate regionally with directors for Florida, Mid-south, and Northeast, each managing service delivery, consultant resources, and sales for his respective region. This structure gives the Company control at the regional level to manage resources and develop sales strategies tailored to regional market demands. The IT Support and Integration service line has a national client base with programs, consultant resources, and sales managed by the Mid-Atlantic director.

                                    Customers

         Digital Fusion's customer base consists primarily of businesses and organizations with system integration, business application development and IT support and integration needs. It intends to expand its customer base in all of its business lines through internal growth to lessen dependence on any one particular customer or group of customers. The GSA award, mentioned above, is an important part of this effort.


Customers during the year ended December 31, 2003 included:

ABN AMRO                        Alabama A & M University         Amana
Bank of America                 Bentley Systems                  Bridgestone/Firestone
College of Health Sciences      Commerce Bancorp                 Darden Restaurants
Deutsche Bank                   Echelon/Florida Hospital         State of Florida
General Dynamics                Hillsborough County, FL          Intergraph Corporation
Intuit                          Jacobs Sverdrup                  Kingsway America
Lucent Technologies             M & R Marketing Systems          Managing Foods
Marriott Vacation Club Int'l    National Computer Print          New York University
Nielsen Media Research          Orange County, FL                Progress Energy
Protective Life                 Scandinavian Tourist Board       Solutia
State of Tennessee              TIAA/CREF                        Time Warner Communications
U.S. Army                       Vital Works                      Watkins Motor Lines



                       Dependence on a Few Major Customers

         The Company is dependent on a limited number of customers for a substantial portion of its revenues. For the years ended December 31, 2003 and 2002, its largest customer accounted for approximately 28% and 24% respectively, of revenues. The contract with the Company's major customer provides that DFI render services pursuant to purchase orders, each of which constitutes a separate contractual commitment by the customer. Non-renewal or termination of DFI contract with its major customer or the failure by the customer to issue additional purchase orders under the existing contract would have a materially adverse effect on Digital Fusion. There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained, that it will be able to retain existing customers and attract new customers, or that it will not remain largely dependent on a limited customer base accounting for a substantial portion of revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance
- A loss of a Significant Customer could Substantially Decrease Revenues."

                                   Competition

         The markets for Digital Fusion's services are highly competitive, but are specific to each individual service line. With limited barriers to entry the Company believes the competitive landscape will continue to increase both from new entrants to the market as well as from existing players. It continues to face increasing competition from outsourced recruiting companies. In addition, the growing trend in 2003 for companies to ship part of their software programming work overseas, especially to India, has increased competition in the IT services industry.

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

         Digital Fusion competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than it has, including

     o Large information technology consulting and service providers and application software firms

     o International, national, regional, and commercial ISPs that have consulting services divisions

     o Computer hardware and software and other technology companies also providing services

     o    Application service providers

     o    Staffing companies

         Many of the Company's competitors have expanded their service offerings and increased their focus on e-Business and IT professional services markets, thus increasing the number of organizations that are providing services similar to ours. The Company remains focused on delivering better service than its competitors who also deliver business application development services.

                               Pricing Competition

         In 2003, the Company continued to encounter extensive pricing pressure, which in turn resulted in reductions to the average selling price of its services. There can be no assurance that the Company will be able to offset the effects of any such price reductions through an increase in the number of customers, higher revenue from enhanced services, cost reductions, or other efforts. In addition, the Company believes that consolidation in the business and IT professional services market will continue to result in increased price competition, partly due to a market surplus of software developers, which drives down the consultant bill rate, and the trend toward outsourcing programming work overseas. This may make it difficult for Digital Fusion to gain additional customers and could have a material adverse effect on revenues. There can be no assurance that it will be able to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance - The Company May Not Have The Resources To Compete Effectively With Larger Competitors, Which Could Result In Lost Market Share and Decreased Pricing."

                                    Employees

         At December 31, 2003, Digital Fusion had 53 full-time employees including four executive officers, 40 billable employees, six people dedicated to sales and marketing activities and three administrative personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance

- If Digital Fusion is Unable To Retain The Services Of Key Personnel, Business Operations May Be Disrupted."

         To maximize the use of its resources and evaluate the skills and knowledge of certain prospective employees, the Company routinely hires temporary personnel to satisfy demand for additional personnel with new projects. It has also implemented an internal skills-tracking application and other support systems.

                                 Geographic area

         The majority of our customers are from the United States with less than 1% derived elsewhere. This is also representative of where its revenues are derived. All assets are located in the Eastern part of the United States.

                                   Seasonality

         Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. Demand for the Company's services has historically been lower during the fourth quarter as a result of holidays and vacations.


Item 2.       Description of Property

         Digital Fusion serves its customers through its corporate headquarters, located in Huntsville, Alabama, and regional offices located in Florida, New Jersey, and Virginia. In April 2003, the Company moved its corporate headquarters to Huntsville, Alabama and closed its Tampa, Florida office location.

         At December 31, 2003, the Company did not own any real property and conducted its operations at the following leased premises:

                                                                                    Approximate
                                                                   Approximate     Annual Leased
Location                            Description of Facility       Square Footage        Cost       Lease Term
4940-A Corporate Drive              Corporate                        3,256              $37,000    1/1/02 - 12/31/04
Huntsville, AL 35805                headquarters,
                                    administration, sales,
                                    customer support, and
                                    programming services

3 South Broad Street                Sales, customer                  1,390               $7,550    9/1/03 - 8/31/06
Suite 2D                            support, and
Woodbury, NJ  08096                 programming services

3430 Sunset Ave.                    Sales, customer                   300                $3,780    Month-to-Month
Suite 20                            support, and
Ocean, NJ  07712                    programming services

5824 South Semoran Blvd.            Sales, customer support          1,800              $28,700    2/29/04 - 2/28/06
Orlando, FL  32822                  and programming services


8965 Center Street                  Sales, customer support           800                $8,900    4/1/02 - 3/31/05
Manassas, VA  20110                 and programming services


The Company believes that all of its leased premises are in generally good condition, well maintained, and adequate for current operations.

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


Item 4.       Submission of Matters to a Vote of Security Holders


         No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.



                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters

         Digital Fusion's common stock was traded on The NASDAQ Small Cap Market under the symbol "DIGF" from May 15, 1998 to May 8, 2003. Prior to May 15, 1998 there was no established market for its common stock.

         Effective May 9, 2003, the Company was de-listed by The NASDAQ Small Cap Market, and is currently being traded on the OTC Bulletin Board under the symbol "DIGF." The following table indicates high and low sales quotations for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                              2003                       High                      Low

                    First Quarter                        $0.46                    $0.19

                    Second Quarter                       $0.45                    $0.15

                    Third Quarter                        $0.44                    $0.30

                    Fourth Quarter                       $0.45                    $0.22




                              2002                       High                      Low

                    First Quarter                        $1.19                    $0.40

                    Second Quarter                       $1.40                    $1.00

                    Third Quarter                        $1.09                    $0.68

                    Fourth Quarter                       $0.80                    $0.37



    The number of holders of record of common stock on March 15, 2004 was 118.

         There were no dividends or other distributions made by the Company during the fiscal year ended December 31, 2003 with respect to its common stock. The Company currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends to the holders of its common stock in the foreseeable future.

Sales of Unregistered Stock

         Sales of unregistered stock during the preceding three-year period (other than sales of unregistered stock issued during the fourth quarter 2003) have been previously reported on Forms 10-KSB and 10-QSB and are incorporated into this 10-KSB by reference.

         As part of its 1999 acquisition of Florence Business Net, on December 27, 2002 the Company issued 3,235 shares of common stock that had been held in reserve for Florence Business Net, pursuant to the terms of the related acquisition agreement. Because this issuance did not involve any public offering, it was exempt from registration under Section 4(2) of the Securities Act of 1933.

         On January 8, 2003, its registration statement on From S-3, as amended (file number 333-100052), relating to the Company's convertible note issued to its primary lender was declared effective by the SEC. The Company registered 951,153 shares of common stock for issuance upon conversion of a convertible note. At the note holder's election, this note is convertible into shares of common stock at $0.922 a share after the Company common stock price is at or above $1.15 a share for ten consecutive days. The Company registered 75,000 shares for issuance upon exercise of a common stock purchase warrant. The warrant is exercisable for a five-year period commencing on July 26, 2002 at a price of $1.15 per share.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements appearing elsewhere herein.

                                    OVERVIEW

         Digital Fusion, Inc. is an information technology (IT) consulting firm that helps its customers maximize the use of modern technology to access business information, enhance the performance of their human resources, and meet various business needs. The Company's success is based on a total approach that provides the people, processes, and technology needed to translate business needs into sound IT strategies. Services are provided to business organizations and public sector institutions primarily in the Eastern United States. The Company is incorporated in Delaware with its main administrative office located in Huntsville, Alabama and regional offices in Florida, New Jersey, and Virginia.

         Revenues are derived primarily from fees earned in connection with the performance of services provided to customers. The Company typically invoices on a time and materials basis. The majority of costs are associated with personnel. Attracting and retaining billable employees is vital for the Company to move forward. Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons, and vacations. During the second quarter of 2003, the Company began reselling the Intuit product Track-It!. All 2003 Track-It! product sales were to governmental entities where margins are lower.

         During the past year, the Company has continued its strategic vision to focus on being an IT consulting services company, to concentrate on its profitable business units, and to further develop its public-sector customer base. In furtherance of this goal, the Company continued to stream-line the costs of its ongoing business units, closed unprofitable offices, and sold or shut down business units that did not fit its strategic vision of being an IT consulting services company.

         The Company moved its corporate headquarters from Tampa, Florida to Huntsville, Alabama in April, 2003 and the Tampa office was closed at that time. The Huntsville location controls the Company's largest federal customer base and this move has helped increase the Company's penetration of the federal market. Due to the relocation of corporate headquarters, the Company's Chief Financial Officer resigned effective June 30, 2003, and remained available for assistance during the subsequent transition period.

         During the fourth quarter of 2002, the Company recorded an impairment of goodwill of $1.2 million that was associated with prior years' acquisitions. No impairment was recorded for 2003. The value of the remaining $3.3 million of goodwill on the balance sheet as of December 31, 2002 and 2003 was determined by the quoted market price of Digital Fusion stock at year-end. During the first quarter 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these new standards, goodwill is subject to a periodic impairment test of fair value and is no longer amortized over its useful life.

         As a result of significant restructuring in 2001 and 2002, the Company accumulated unpaid liabilities not associated with current operations in excess of $3.9 million ("Legacy Liabilities"). These creditor liabilities included terminated equipment leases, property leases and telecommunication contracts as well as certain professional fees. Through productive negotiations with the creditors, these liabilities were settled and paid.

         The Company has incurred losses of $395,000 and $403,000 in 2003 and 2002, respectively, and cash flow deficiencies from operations of $107,000 and $1,026,000 in 2003 and 2002, respectively. During the last quarter and latter half of 2003 the Company became cash flow positive from operating activities by $243,000 and $230,000 respectively compared to a cash flow negative of $339,000 for the first half of 2003. To accomplish this, the company focused on growing sales while reducing costs. The Tampa office was closed in April 2003 and the corporate headquarters was moved from Tampa, Florida to Huntsville, Alabama to take advantage of federal market prospects.

       On April 7, 2004, the Company restructured its outstanding note with its primary lender to suspend monthly payments until February 2005. The note bears an interest rate of 10% with monthly payments due on the first day of each month of $50,000 plus interest commencing on February 1, 2005 until the maturity date of January 1, 2006. In addition, the Company will pay an amendment fee of $25,000 to the note-holder which will be amortized to interest expense over the life of the loan. In relation to the first note, the note-holder will have the right to convert the principal portion of the note and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.922. In relation to the second note, the note-holder will have the right to convert the principal and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.35.

       The Company believes it has taken the necessary steps to remain cash flow positive from continuing operations. It will continue to focus on consistent collections of accounts receivable and continued improvements in the operational performance of ongoing business. Company management believes that, as a result of these actions and assuming it can grow its client base in the private and federal sectors, it currently has sufficient cash to meet its funding requirements over the next year, although the Company has experienced negative cash flows from operations and incurred large net losses in the past.


                              RESULTS OF OPERATIONS

Revenues.

          Consulting revenues decreased $3.4 million or 36%, from $9.5 million for the year ended December 31, 2002, to $6.1 million for the year ended December 31, 2003. The decrease is due to the sluggishness of the IT consulting market over the past year. Revenue from the Company's largest consulting customer was responsible for 28% of revenue in 2003 as compared to 24% in 2002.

         During the second quarter of 2003, the Company began reselling the Track-It! software from Intuit. Total sales for the year-ending December 31, 2003 were $345,000.

Cost of Services.

         Cost of services and goods sold consists primarily of salaries and expenses of programming and technical personnel, expenses related to applications sold to customers, and fees paid to outside consultants engaged for customer projects. Consulting cost of services decreased by $2.7 million or 37% from $7.3 million for 2002 to $4.6 million for 2003. The decrease is mainly due to the reduction of consulting services personnel as revenues decreased.

         The product cost of goods sold of $325,000 is related to the reselling of the Intuit product Track-It! that began during the second quarter of 2003. It represents the cost to Digital Fusion to buy the product from Intuit.

Gross Profit.

         Services gross profit is $1.5 million or 24.6% of revenues in 2003 compared to $2.2 million or 23% of service revenues in 2002. The increase in services gross profit as a percent of revenues is due to the improved utilization rates of billable consultants during the third and fourth quarters of 2003.

         During the second quarter of 2003, the Company began reselling the Intuit product Track-It! to governmental organizations. Gross profit for product sales in 2003 is 5.8%. The low profit margin on product sales is attributable to the low mark-up required on sales to governmental entities.

Selling, General and Administrative.

         Selling, general and administrative (SG&A) expenses consist primarily of salaries of accounting, finance, sales, and administrative personnel, expenses associated with marketing literature, advertising, and direct mailings, and professional fees and costs associated with the administration of the Company. SG&A expenses decreased by $1.4 million, or 45% from $3.1 million in 2002 to $1.7 million in 2003. The decrease is primarily due to the reduction in payroll and facilities costs related to business units that were closed, the final depreciation of certain fixed assets, and the adjustment of certain liabilities relating to bad debt expense, payroll, and former liability issues.

Amortization of Intangible Assets.

         The Company implemented SFAS 142 on January 1, 2002 and in accordance with SFAS 142, discontinued the amortization of goodwill as of January 1, 2002.

Impairment of Goodwill.

         During the fourth quarter of 2002, the Company recorded an impairment of goodwill of $1.2 million that was associated with prior years' acquisitions. No impairment was recorded for 2003. The value of the remaining $3.3 million of goodwill on the balance sheets as of December 31, 2002 and 2003 was determined by the quoted market price of Digital Fusion stock at year-end. The Company will continue to review the goodwill balance during 2004 to determine if any further adjustments are needed.

Severance and Restructuring.

         During 2002, the Company reduced its severance and restructuring liability by $271,000 based upon its current estimates of remaining liabilities associated with the 2001 restructuring.

         No adjustments were made during 2003 to the severance and restructuring accrual.

Gain on Forgiveness of Debt.

         During 2002, the Company reached settlement agreements on certain debts associated with offices that were closed, business units that were sold, and services not used, which resulted in forgiveness of debt of $1.6 million.

         No forgiveness of debt occurred in 2003.

Interest Expense.

         Interest expense consists primarily of interest payments and accruals on indebtedness in connection with the acquisition of digital fusion, inc (a Florida corporation). On July 26, 2002, the Company completed an $800,000 secured convertible debt financing which was refinanced in April 2003. Interest expense was $197,000 and $154,000, respectively for the years ended 2003 and 2002.

Interest Income.

          Interest income decreased from $12,000 in 2002 to $2,000 in 2003 due to a decrease in the Company's cash position in 2003 relative to 2002.

Other Income (expense), Net.

         During 2002, at the request of PowerCerv Corporation, Inc. (PowerCerv), the Company remitted early debt payments of $188,000 owed on the promissory note issued to PowerCerv. In return, the Company received a discount of $42,000. The remaining debt outstanding at year-end 2002 was $135,000.

         During 2003, only interest payments were remitted to PowerCerv and the final interest was added to the principal at year-end. The remaining debt outstanding at year-end 2003 was $135,000.

         On January 15, 2004, the note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefore, Digital Fusion issued a note to Mr. Crippen in the amount of $136,580.32 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement with Digital Fusion's primary lender, the note is secured by a security interest in property currently owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

Income Tax Provision.

         The Company has not recognized an income tax benefit for its operating losses generated during 2002 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2003 and 2002 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net loss.

         The Company has incurred net losses of $395,000 for 2003 and $403,000 for 2002. The Company adopted FASB 142 effective January 1, 2002, which requires the Company to discontinue amortizing its goodwill. Thus, no goodwill amortization was recorded during 2003 or 2002. The reduction of net loss from 2002 to 2003 includes recording in 2002 an impairment of goodwill charge of $1.2 million, a gain on forgiveness of debt of $1.6 million, and a gain on the reduction of severance and restructuring accrual of $271,000. Excluding these items, the net loss for 2002 would have been $1.1 million.

Liquidity and Capital Resources.

         Net cash used in operating activities decreased from $1,026,000 in 2002 to $107,000 in 2003. This decrease in cash used in operations is mainly due to the non-cash gains of approximately $650,000 that reduced the net loss for 2002 and better collections of accounts receivable in 2003 compared to 2002.

         Net cash used in investing activities was $23,000 in 2002 and $4,000 in 2003. This was primarily for the purchase of telephone, computer, and office equipment for the Huntsville location. The Company does not anticipate having significant equipment purchases during 2003. However, to support substantial growth going forward, investments in certain equipment will be required.

       In April 2003, financing activities provided $256,000 of cash to the Company through a secured note from its primary lender. This was offset by note repayments of $379,000. During 2002, financing activities provided $717,000 of cash through a secured note from the Company's primary lender. This was offset by note repayments of $365,000.

        On April 7, 2004, the Company restructured its outstanding note with its primary lender to suspend payments until February 2005 with the total principal to be repaid by January 2006. Going forward, Digital Fusion's ability to grow substantially may be dependent upon obtaining cash flow from this or other external sources.

         Working capital at December 31, 2003 is $470,000. During the last quarter and latter half of 2003 the Company was cash flow positive from operating activities by $243,000 and $230,000 respectively compared to a cash flow negative of $339,000 for the first half of 2003. To accomplish this, the company focused on growing sales while reducing costs and consistent collection of accounts receivable. Total accounts receivable decreased $370,000 during the latter half of 2003 with $72,000 due to fewer billable days because of holidays and vacations, and the remainder of $298,000 due to improved collections. Trade accounts payable increased $124,000 due to longer payment terms for a specific vendor.

         Also, the Tampa office was closed in April 2003 and the corporate headquarters was moved from Tampa, Florida to Huntsville, Alabama to take advantage of federal market prospects and to eliminate costs associated with that facility. With these actions, the Company believes it has taken the necessary steps to remain cash flow positive from continuing operations. It will continue to focus on consistent collections of accounts receivable and continued improvements in the operational performance of ongoing business lines.

         Digital Fusion's management believes if the Company meets its plan it will have sufficient cash flow to meet its funding requirements over the next year. If the Company fails to meet its goals, seeks to expand operations, or does not collect accounts receivable in a timely manner, it may require an infusion of working capital of which availability and terms can not be predicted.

Fluctuations in Operating Results.

         The Company's operating results may fluctuate significantly from period to period as a result of the length of its sales cycles, customer budgeting cycles, the introduction of new products and services by competitors, the timing of expenditures, pricing changes in the industry, technical difficulties, and general economic conditions. The nature of the Company's business generally requires making expenditures and using significant resources prior to receipt of corresponding revenues. Operating results can also fluctuate based upon the number of billable days in a reporting period and the fourth quarter results are normally lower due to the holiday season and vacation time.

         The IT industry is somewhat dependent upon the economy. Certain customers (including the Company's largest customer) have put projects on hold due to economic downturns and may terminate their contracts, which could have a material impact on Digital Fusion.

Inflation.

         Inflation has not had a significant impact on the Company's results of operations.

Certain Factors Which May Affect the Company's Future Performance

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

DIGITAL FUSION HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS.

         The Company has been in operation since 1995 and many of its services have only been offered since 1997 or later. In 1999 and 2000, the Company acquired multiple companies. In 2000 and 2001, it sold off multiple divisions and underwent significant restructurings. In 2001, there was a significant change in management. As a result of the change in management and business units, prior operating history may not be representative of current operations, which makes it difficult to evaluate the Company and forecast future results.

THE COMPANY HAS EXPERIENCED SIGNIFICANT PRIOR OPERATING LOSSES. IF IT DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS OR IS UNABLE TO RAISE CAPITAL IN SUFFICIENT AMOUNTS, IT MAY BE UNABLE TO CONTINUE TO OPERATE.

         Digital Fusion has experienced significant losses in its operations. It may continue to incur losses for the foreseeable future. For the year ended December 31, 2002 and 2003 losses from continuing operations were $403,000, and $395,000 respectively. Its expenses may increase as it seeks to grow its business and as business grows. Even if the Company becomes profitable, it may be unable to sustain profitability. It may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable it to continue to operate. An inability to sustain profitability may also result in an impairment loss in the value of long-lived assets, such as goodwill, property and equipment, and other tangible and intangible assets. If it is unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, the Company may be unable to continue as a going concern.

A LOSS OF A SIGNIFICANT CUSTOMER COULD SUBSTANTIALLY DECREASE REVENUES.

         The Company's largest customer accounted for 28% of its revenue at December 31, 2003. The contract with this customer was renewed on December 31, 2003 to extend for three years through December 31, 2006. Expected revenue from this account is $1.1 million over the life of the contract which is consistent with prior contracts with this customer. However, a termination by a major customer could substantially decrease revenues.

IF REVENUES DO NOT MEET FORECASTED REVENUE, IT MAY HAVE AN ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION, AND COULD CAUSE MATERIAL LOSSES.

         A large portion of the revenues derived from the consulting business is generally non-recurring in nature. There can be no assurance that Digital Fusion will obtain additional contracts for projects similar in scope to those previously obtained from any of its customers, that it will be able to retain existing customers or attract new customers, or that it will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of revenues. In addition, the Company is generally subject to delays in customer funding, lengthy customer review processes for awarding contracts, non-renewal, delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints, and increased or unexpected costs resulting in losses in the event of "fixed-price" contracts.

         The Company may increase its operating expenses to increase the number of its sales, marketing and technical personnel to sell, provide and support its products and services. It may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. It may have significant accounts receivable balances with customers that expose it to credit risks if such customers are unable to settle such obligations. If there is an unexpected shortfall in revenues in relation to expenses, or significant bad debt expense, there could be a material adverse effect on the Company's financial condition, and it could suffer material losses.

IF DIGITAL FUSION FAILS TO ADEQUATELY KEEP UP WITH THE RAPIDLY CHANGING, EVOLVING INFORMATION TECHNOLOGY MARKET, IT MAY NOT BE ABLE TO ATTAIN PROFITABILITY.

         The markets for some of the Company's services are rapidly changing and evolving, and therefore the ultimate level of demand for its services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development and IT support and integration consulting services could materially adversely affect its business and prospects and it may not be able to attain profitability.

         The Company's success is dependent on its ability to continually attract and retain new customers as well as to replace customers that do not renew their contracts. Achieving significant market acceptance will require substantial efforts and expenditures to create awareness of its services.

THE COMPANY MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY WITH LARGER COMPETITORS, WHICH COULD RESULT IN LOST MARKET SHARE AND DECREASED PRICING.

         Competition for the Internet and IT consulting services that Digital Fusion provides is significant, and the Company expects that competition will continue to intensify due to the ease of entering that market. It may not have the financial resources, technical expertise, sales and marketing, or support capabilities to successfully meet this competition. If it is unable to compete successfully against such competitors, it will lose its market share. It competes against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and greater financial, technical, facilities, marketing, capital and other resources.

         The Company's competitors may respond more quickly than it can to new or emerging technologies and changes in customer requirements. The competitors may also devote greater resources to the development, promotion, and sale of their products and services. They may develop Internet products and services that are superior to or have greater market acceptance than Digital Fusion's. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to existing and potential employees and strategic partners.

         New competitors, including large computer software, professional services, and other technology and telecommunications companies, may enter the Company's markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, Digital Fusion could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for its products and services. It may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from consulting services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

IF THE COMPANY IS UNABLE TO MAINTAIN EFFICIENT AND UNINTERRUPTED OPERATION OF ITS COMPUTER SYSTEMS, IT COULD CAUSE THE LOSS OF CERTAIN CUSTOMERS.

         Some of the Company's business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure. Currently, most of its computer systems are located and maintained in its corporate headquarters in Huntsville, Alabama. While precautions have been taken against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. A disaster recovery plan is being implemented to avoid any major interruptions. The Company also leases telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could result in an unacceptable level of service to customers and their possible loss.

IF THE COMPANY IS UNABLE TO MAINTAIN THE SECURITY INTEGRITY OF ITS SYSTEMS, IT MAY RESULT IN A LIABILITY TO THE COMPANY OR A LOSS OF CUSTOMERS.

         Although measures have been taken to protect the integrity of the Company's infrastructure and the privacy of confidential information, it is potentially vulnerable to physical or electronic intrusions, computer viruses, or similar issues. If the security measures are circumvented the security of confidential information stored on the system could be jeopardized, proprietary information misappropriated, or operations interrupted. The Company may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage its reputation and expose it to a risk of loss or liability.
         The security services that are offered in connection with customers' use of the networks cannot guarantee complete protection from computer viruses, break-ins and other disruptive problems. Although an attempt is made to limit contractually the liability in such instances, the occurrence of these problems may result in claims against the Company or liability on its part. These claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on its financial position and reputation and on its ability to attract and retain customers.


IF DIGITAL FUSION IS UNABLE TO RETAIN THE SERVICES OF KEY PERSONNEL, BUSINESS OPERATIONS MAY BE DISRUPTED.

         The loss of existing personnel or the failure to recruit additional qualified technical, managerial and sales personnel could disrupt business operations as well as increase the expenses in connection with hiring replacement personnel. The Company depends on the performance of its executive officers and key employees, some of whom have not entered into employment agreements. The loss of these executives or key employees could disrupt business operations.

THE COMPANY MAY NEED ADDITIONAL CAPITAL AND NOT BE ABLE TO ATTAIN IT, WHICH COULD AFFECT ITS ABILITY TO CONTINUE AS A GOING CONCERN.

         Future capital uses and requirements will depend on numerous factors, including:

               o The extent to which solutions and services gain market acceptance.
               o The level of revenues from present and future solutions and services.
               o    The expansion of operations.
               o The costs and timing of product and service developments, and sales and marketing activities.
               o    Costs related to acquisitions of technology or businesses.
               o    Competitive developments.
               o Costs related to downsizing and discontinuation or sale of business units.
               o    Need for working capital.
               o    Timing of accounts receivable collections.
               o    Timing of debt payments.

         In order to continue to increase sales and marketing efforts and continue to expand and enhance the solutions and services offered to present and future customers, the Company may require additional capital that may not be available on acceptable terms, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of business, it may be required to spend funds that are greater than originally anticipated. Therefore, it will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurances that such additional capital will be available on acceptable terms, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Operations have been financed to date primarily through private sales of equity securities, proceeds from the initial public offering in May 1998, and debt facilities.

         There can be no assurance that additional funding will be available to finance ongoing operations when needed or that adequate funds for operations, whether from financial markets, collaborative or other arrangements with corporate partners, or other sources, will be available when needed, or on acceptable terms. The inability to obtain sufficient funds may require the Company to delay, reduce, or eliminate some or all of its expansion programs, to limit the marketing of its products, or to license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop and market.

THE UNPREDICTABILITY OF QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF DIGITAL FUSION'S COMMON STOCK TO FLUCTUATE.

         Revenues and operating results vary significantly from quarter-to-quarter due to a number of factors, many of which are beyond the Company's control. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. It is possible that in some future periods, results of operations may be below the expectations of public market analysts and investors. In that event, the market price of its common stock may fall.

         Factors that could cause quarterly results to fluctuate include:

     o    Change in customer demand for products and services.
     o    Timing of the expansion of operations.
     o Seasonality in revenues, principally during the summer and year-end holidays.
     o    The mix of products and services revenues from operating divisions.
     o    Changes in pricing by competitors or the Company.
     o Introduction of new products or services by competitors or the Company.
     o    Costs related to acquisitions of technology or businesses.
     o    Recession or slow-down in economy.
     o    Termination of customer contracts.

THE COMPANY HAS LIMITED INTELLECTUAL PROPERTY PROTECTION AND MAY NOT BE ABLE TO SUCCESSFULLY PROTECT PROPRIETARY INFORMATION, WHICH COULD RESULT IN LOST SALES AND LOST COMPETITIVE ADVANTAGE.

         The Company relies on a combination of copyright and trademark laws, trade secrets laws, and license and nondisclosure agreements to protect its proprietary information, particularly the computer software applications that it has developed. It currently has no registered copyrights or patents or patent applications pending. It may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, proprietary information without authorization. The majority of current contracts with customers contain provisions granting to the customer intellectual property rights to certain of the Company's work product, including the customized programming that is created for such customer. It is anticipated that contracts with future customers will contain similar provisions. Other existing agreements and future agreements may be silent as to the ownership of such rights. To the extent that the ownership of such intellectual property rights is expressly granted to a customer or is ambiguous, the ability to reuse or resell such rights may be limited.

         The Company's policy is to execute confidentiality agreements with its employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally require that all confidential information developed or made known to the individual by it during the course of the individual's relationship with the Company be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to Digital Fusion shall be the Company's exclusive property. There can be no assurance that such agreements will not be breached, that there would be adequate remedies for any breach or that trade secrets will not otherwise become known to or be independently developed by competitors which may result in lost sales and lost competitive advantage.

IF THE COMPANY FAILS TO PERFORM TO CUSTOMERS' EXPECTATIONS IT COULD RESULT IN CLAIMS AGAINST IT WHICH COULD REDUCE ITS EARNINGS.

         Digital Fusion's services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of its customers' businesses. Failure or inability to meet a customer's expectations in the performance of its services could harm its business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure or inability. In addition, in the course of performing services, company personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although policies have been implemented to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company attempts to limit contractually any damages that could arise from negligent acts, errors, mistakes, or omissions in rendering services and, although general liability insurance coverage is maintained, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage, or result in changes to corporate insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would reduce earnings.

DIGITAL FUSION MAY BECOME SUBJECT TO LEGAL CLAIMS RELATING TO THE CONTENT IN THE WEB SITES IT BUILDS OR HOSTS, WHICH COULD ADVERSELY AFFECT ITS FINANCIAL POSITION.

         There are an increasing number of laws and regulations pertaining to the Internet. These laws and regulations relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation, and quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. Laws relating to the liability of online service providers, private network operators, and Internet service providers for information carried on or disseminated through their networks are currently unsettled. Digital Fusion may become subject to legal claims relating to the content in the web sites it hosts or in email messages that it transmits. If it has to take costly measures to reduce its exposure to these risks, or is required to defend itself against such claims, its financial position may be materially adversely affected.

LARGE QUANTITIES OF COMMON STOCK SALES BY COMPANY SHAREHOLDERS COULD CAUSE ITS COMMON STOCK PRICE TO DECREASE DUE TO THE LACK OF A LIQUID MARKET FOR ITS COMMON STOCK.

         The market price of the Company's common stock could decline as a result of sales of a large number of shares of its common stock in the market or the perception that these sales may occur. These sales also might make it more difficult for it to sell equity securities in the future at a time and at a price that it deems appropriate.

         The Company has holders of options and warrants that if exercised, could also have an adverse effect on the market price of its common stock.

ANTI-TAKEOVER PROVISIONS.

         Provisions of Digital Fusion's Restated Certificate of Incorporation, its Amended and Restated By-laws, and Delaware law, could make it difficult for a third party to acquire it, even if doing so would be beneficial to its stockholders.


Item 7. Financial Statements

     Financial Statements are attached hereto at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with the Company's accountants on accounting and financial disclosures during 2002 or 2003.


Item 8A.      Controls and Procedures

         We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the supervision of the Chief Executive officer, Roy E. Crippen, III, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Crippen has concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

         There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Code of Ethics

         The Company has a code of ethics that applies to all of the Company's principal executive, financial and accounting officers, controller and others performing similar functions. The code of ethics was amended on April 12, 2004. In lieu of filing a form 8-K, the Company has posted the code of ethics on its website at http://www.digitalfusion.com/investing.htm and is available to the public without charge, by request to Digital Fusion, Inc., Legal Department, 4940-A Corporate Drive, Huntsville, Alabama 35805. A copy of this code is filed as an exhibit to this annual report on Form 10-KSB.


                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The response to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") and is incorporated by reference.


Item 10. Executive Compensation

         The response to this item will be contained in the 2004 Proxy Statement and is incorporated by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The response to this item will be contained in the 2004 Proxy Statement and is incorporated by reference


Item 12.  Certain Relationships and Related Transactions

         The response to this item will be contained in the 2004 Proxy Statement and is incorporated by reference.


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

*4.2 Specimen form of  certificate  evidencing the shares of common stock of the
     Company (filed as Exhibit 4.1 to our Registration Statement).
*4.3 (10.1) Securities  Purchase  Agreement,  dated April 29, 2003,  between the
     Company and Laurus Master Fund, Ltd.
*4.4 (10.2)  Convertible  note,  dated April 29,  2003,  between the Company and
     Laurus Master Fund, Ltd.
*4.5 (10.3) Common Stock  purchase  Warrant,  dated April 29, 2003,  between the
     Company and Laurus  Master Fund,  Ltd.
*4.6 (10.4)Allonge   dated  April  29,  2003  to  Convertible  Note,  which  was originally dated July 26, 2002 between the Company and Laurus Master Fund, Ltd.
*4.7 (10.5)Second Allonge dated April 30, 2003 to Convertible Note, which was originally dated July 26, 2002 between the Company and Laurus Master Fund, Ltd.
*4.8 (10.6)Allonge  dated April 29, 2003 to Warrant which was  originally  dated
     July 26, 2002 between the Company and Laurus Master Fund, Ltd.
**4.9 Promissory  Note dated January 15, 2004 between the Company and Roy E.
      Crippen, III.
**4.10 Security  Agreement dated January 15, 2004 between the Company and Roy E.
       Crippen, III.
**4.11 Subordination Agreement dated January 15, 2004 between the Company and Roy E. Crippen, III.
**4.12 Release  dated  January  15,  2004  between  the  Company  and  PowerCerv
      Corporation.
**4.13 Composite  Amendment  No. 1 dated  April 7, 2004  between the Company and
       Laurus Master Fund, Ltd.
*10.1 Form of Registration Rights Agreement, dated as of May 6, 1997, between the Company and the holders of certain shares of common stock
     (filed as Exhibit 10.2 to our Registration Statement).
*10.2 Form of Warrant to Purchase  Shares of Stock,  dated as of October 31,
      1997 (filed as Exhibit 10.4 to our Registration Statement).
*10.3 Digital Fusion, Inc. 1998 Stock Option Plan
      (filed as Exhibit 10.14 to our Registration Statement).+
*10.4 Digital  Fusion,  Inc. 1999 Stock Option Plan (filed as part of our Proxy
      Statement for the Annual Meeting of Stockholders held on June 4, 1999).+ *10.7 Professional Service Agreement Consulting, dated as of October 23,
      1997, between Aetna Life Insurance Company and the Company (filed as
      Exhibit 10.21 to our Registration Statement).
*10.8 Agreement and Plan of Merger dated as of February 10, 2000, among
      Sean D. Mann, Roy E. Crippen III, Michael E. Mandt, Ali A. Husain,
      Robert E. Siegmann, digital infusion, inc., DFI, and Digital Fusion Acquisition Corp. (filed as Exhibit 2.1 to our Report on 8-K, filed
      March 24, 2000).
*10.9 Digital  Fusion,  Inc. 2000 Stock Option Plan (filed as part of our Proxy
      Statement for the Annual Meeting of Stockholders held June 9, 2000). *10.10 Amendment No. 2 to Master Agreement, dated as of January 06, 2003, between Aetna Life  Insurance  Company and the
        Company which amended the initial Agreement dated October 23, 1997. **14.1 Digital Fusion, Inc. Code of Ethics for Principal Executive and
        Financial Officers.
**21.1  Subsidiaries of the Company.
**23.1  Consent of Pender Newkirk and Company
**24.1  Power of Attorney (appears on signature page).
**31.1 Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, an amended.

-------------
*   Incorporated by reference.
** Filed herewith.
+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

1. Report on Form 8-K filed March 6, 2003 with respect to the move of the Company's Headquarters to Huntsville, Alabama.

2. Report on Form 8-K filed November 10, 2003 with respect to third quarter financial operating results.

Item 14.      Principal Accountant Fees and Services

Audit Fees

During 2002, Digital Fusion was billed by its accountants, Pender Newkirk & Company, approximately $57,000 for audit and review fees. During 2003, Digital Fusion was billed by Pender Newkirk & Company, approximately $50,000 for audit and review fees associated with its 10-QSB, 10-KSB filings and Employee Benefit Plan.
Audit related fees

None

Tax Fees

None

All Other Fees

None


                                 SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.



                                                   DIGITAL FUSION, INC.





Dated:  April 14, 2004                        by:   /s/ Roy E. Crippen, III
                                                --------------------------------

                                                  Roy E. Crippen, III
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

         KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Roy E. Crippen, III his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of April 2004.


         Signature                                            Title(s)

/s/Roy E. Crippen III                   Chief   Executive   Officer,   President
------------------------------------    and   Director
                                       (Principal Executive Officer)
Roy E. Crippen III



/s/ Nicholas R. Loglisci, Jr.           Chairman of the Board of Directors
------------------------------------

Nicholas R. Loglisci, Jr.


/s/ O.G. Greene                          Director
------------------------------------
O.G. Greene

FINANCIAL STATEMENTS AND EXHIBITS


The following are the consolidated financial statements and exhibits of Digital Fusion, Inc. and Subsidiaries, which are filed as part of this report.
                                                                      Page
Report of Independent Certified Public Accountants.................... F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002.......... F-3
Consolidated Statements of Operations for the years ended
      December 31, 2003 and 2002...................................... F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002 and 2003................................ F-5
Consolidated Statements of Cash Flows for the years
      ended December 31, 2003 and 2002................................ F-6
Notes to Consolidated Financial Statements............................ F-7



                                      -F1-

                          Independent Auditors' Report



Board of Directors
Digital Fusion, Inc.
Huntsville, Alabama


We have audited the accompanying consolidated balance sheets of Digital Fusion, Inc. as of December 31, 2003 and 2002 and related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Digital Fusion, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fusion, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 27, 2004
(except for the last paragraph of Note 7(c), as to which the date is April 7, 2004)


                                      -F2-



                              DIGITAL FUSION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                              2003              2002
                                                              ----              ----
                        ASSETS
Current Assets:
    Cash and cash equivalents                           $      419,000    $      653,000
    Accounts receivable (net of allowance for doubtful
    accounts of $90,000 in 2003 and $325,000 in 2002)          737,000           978,000
    Prepaid expenses and other current assets                   39,000            87,000
                                                          --------------    --------------
         Total current assets                                1,195,000         1,718,000

Property and equipment, net                                     29,000           185,000
Intangible assets, net                                       3,347,000         3,347,000
Other assets                                                    13,000            28,000
                                                          --------------    --------------
         Total Assets                                   $    4,584,000    $    5,278,000
                                                          ==============    ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                $       46,000    $      808,000
    Accounts payable                                           213,000            89,000
    Deferred revenue                                            21,000            21,000
    Accrued salaries and related expenses                       94,000           250,000
    Accrued professional fees                                   74,000           110,000
    Accrued severance and restructuring expenses               -                  50,000
    Other current liabilities                                  277,000           431,000
                                                          --------------    --------------
         Total current liabilities
                                                               725,000         1,759,000

Interest payable - long-term                                    39,000            86,000
Long-term debt, less current maturities                      1,269,000           517,000
Pension obligation
                                                               295,000           280,000
                                                          --------------    --------------
         Total liabilities
                                                             2,328,000         2,642,000
                                                          --------------    --------------

Stockholders' Equity:
    Preferred Stock - $.01 par value; authorized
       1,000,000 shares, no shares issued and
       outstanding                                                -                 -
    Common Stock - $.01 par value; authorized 16,000,000 shares, issued and
      outstanding 7,167,671 - 2003 and 2002                     72,000            72,000
    Additional paid in capital
                                                            39,919,000        39,904,000
    Accumulated deficit                                    (37,735,000)      (37,340,000)
                                                          --------------    --------------
         Total Stockholders' Equity                          2,256,000         2,636,000
                                                          --------------    --------------
         Total Liabilities and Stockholders' Equity     $    4,584,000    $    5,278,000
                                                          ==============    ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      -F3-

                              DIGITAL FUSION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                       2003          2002
                                                 -----------   -----------

Revenues
 Services                                        $6,075,000   $ 9,503,000
 Product                                            345,000             -
                                                 -----------   -----------
    Total Revenues                                6,420,000     9,503,000
                                                 -----------   -----------
Cost of services and goods sold
 Services                                         4,580,000     7,319,000
 Product                                            325,000             -
                                                 -----------   -----------
    Total cost of services and goods sold         4,905,000     7,319,000
                                                 -----------   -----------
    Gross Profit                                  1,515,000     2,184,000
                                                 -----------   -----------

Operating expenses:
  Selling, general and administrative             1,715,000     3,143,000
  Impairment of goodwill                                  -     1,200,000
  Severance and restructuring                             -      (271,000)
  Gain on forgiveness of debt                             -    (1,585,000)
                                                 -----------   -----------
    Total operating expenses                      1,715,000     2,487,000
                                                 -----------   -----------

    Operating loss                                 (200,000)     (303,000)
                                                 -----------   -----------

Other income (expense):
  Interest expense                                 (197,000)     (154,000)
  Interest income                                     2,000        12,000
  Other income                                            -        42,000
                                                 -----------   -----------
    Total other expense                            (195,000)    (100,000))
                                                 -----------   -----------

    Loss before income taxes                       (395,000)     (403,000)

Income tax provision                                      -             -
                                                 -----------   -----------

    Net loss                                       (395,000)     (403,000)
                                                 ===========   ===========


Loss per share:
  Basic and diluted                             $     (0.06)  $     (0.06)
                                                 ===========   ===========
Weighted average common stock outstanding:
  Basic and diluted                               7,168,000     7,168,000
                                                 ===========   ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      -F4-


                              DIGITAL FUSION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003


                                                                 Common stock
                                                              ------------------ Additional
                                                               No. of              Paid-in   Accumulated  Stockholders'
                                                                shares   Amount    Capital      Deficit       Equity
------------------------------------------------------------------------ ------- ----------- ------------ -------------
Balance, January 1, 2002                                      7,163,936  72,000  39,754,000  (36,937,000)    2,889,000
Additional shares issued in connection with acquisitions          3,235       -      71,000            -        71,000
Warrants issued in connection with settlement                         -       -      67,000            -        67,000
Warrants issued in connection with debt financing                     -       -      12,000            -        12,000
Shares issued in connection with options exercised                  500       -           -            -             -
Net loss                                                              -       -           -     (403,000)     (403,000)
------------------------------------------------------------------------ ------- ----------- ------------ -------------
Balance, December 31, 2002                                    7,167,671  72,000  39,904,000  (37,340,000)    2,636,000
Warrants issued in connection with debt financing                     -       -      15,000            -        15,000
Net loss                                                              -       -           -     (395,000)     (395,000)
------------------------------------------------------------------------ ------- ----------- ------------ -------------
Balance, December 31, 2003                                    7,167,671  72,000  39,919,000  (37,735,000)    2,256,000
======================================================================== ======= =========== ============ =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      -F5-



                              DIGITAL FUSION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                   2003          2002
                                                           -------------  ------------
Cash flows from operating activities:
  Net loss                                                $    (395,000) $   (403,000)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                             160,000       324,000
       Provision for uncollectible accounts                           -         1,000
       Recovery of bad debt                                     (50,000)            -
       Gain on write-offs and adjustments                      (227,000)
       Stock options issued for services                          2,000
       Non-cash restructuring                                         -      (187,000)
       Impairment of goodwill                                         -     1,200,000
       Forgiveness of debt                                            -    (1,585,000)
       Amortization of deferred financing costs                  66,000        46,000
       Changes in operating assets and liabilities
            Accounts receivable                                 291,000       984,000
            Prepaid expenses and other assets                    21,000       (18,000)
            Accounts payable, accrued expenses, and
               other liabilities                                 10,000    (1,427,000)
            Deferred revenue                                          -      (138,000)
            Deposits and other                                        -        21,000
            Pension obligation                                   15,000       156,000
                                                           -------------  ------------
                 Net cash used in operating activities         (107,000)   (1,026,000)
                                                           -------------  ------------

Cash flows from investing activities:
  Capital expenditures - property and equipment                  (4,000)      (23,000)
                                                           -------------  ------------
                 Net cash used in investing activities           (4,000)      (23,000)
                                                           -------------  ------------

Cash flows from financing activities:
  Repayments of notes payable                                  (379,000)     (365,000)
  Net proceeds from note issued                                 256,000       717,000
                                                           -------------  ------------
                 Net cash (used in) provided by financing
                  activities                                   (123,000)      352,000
                                                           -------------  ------------

Net decrease in cash and cash equivalents                      (234,000)     (697,000)
Cash and cash equivalents, at beginning of year                 653,000     1,350,000
                                                           -------------  ------------

Cash and cash equivalents, at end of year                 $     419,000  $    653,000
                                                           =============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      -F6-

                              DIGITAL FUSION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(1)     ORGANIZATION, BACKGROUND AND BASIS OF PRESENTATION


       Digital Fusion, Inc. (used herein, "Digital Fusion", "DFI", and the "Company", refer to Digital Fusion, Inc.)") and its subsidiaries are an information technology (IT) consulting firm that helps its customers maximize the use of modern technology to access business information, enhance the performance of their human resources, and meet various business needs. The Company's success is based on a total approach that provides the people, processes, and technology needed to translate business needs into sound IT strategies. Services are provided to business organizations and public sector institutions primarily in the Eastern United States. The Company was incorporated in 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During 2001, the shareholders approved a name change to Digital Fusion, Inc. ("DFI"). The Company is incorporated in Delaware with its main administrative office located in Huntsville, Alabama and regional offices in Florida, New Jersey, and Virginia.

       The Tampa office was closed in April 2003 and the corporate headquarters was moved from Tampa, Florida to Huntsville, Alabama to take advantage of federal market prospects and to eliminate costs associated with that facility.

 (2)   SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

       (b)    REVENUE RECOGNITION

              Revenue is recognized as services are provided and product sold to customers primarily on a time and material basis. In the event that there are significant performance obligations yet to be fulfilled on consulting and design projects, revenue recognition is deferred until such conditions are removed. A small portion of DFI's contracts are on a fixed fee basis. Revenues on these contracts are recognized on a percentage of completion basis. For projects that the customer has prepaid, but the services have not been performed, deferred revenue is recorded on the balance sheet.

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

              The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:



                                      -F7-

                                                 2003             2002
                                        --------------   --------------

Net loss. as reported                       $(395,000)       $(403,000)
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based methods for all
   awards, net of related tax effects        (315,000)      (1,050,000)
                                        --------------   --------------

Pro forma net loss                          $(710,000)     $(1,453,000)
                                        ==============   ==============

Net loss per common share
Basic and diluted loss, as reported            $(0.06)          $(0.06)
                                        ==============   ==============

Basic and diluted (loss), pro forma            $(0.10)          $(0.20)
                                        ==============   ==============

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                                       2003            2002
                                                       ----            ----

       Dividend yield                                    0%              0%
       Expected volatility                               61%            60%
       Risk-free interest rate                          3.52%          4.52%
       Expected life - years                             10              10
       Weighted average fair value of options granted   $0.31          $0.51


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

(d)  WARRANTS

     The fair values ascribed to warrants that are used in connection with financing arrangements and professional services agreements (see Note 9) are amortized over the expected life of the underlying debt or the term of the agreement.

(e) INCOME TAXES

     The Company accounts for income taxes using the liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.


                                      -F8-

              Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2003 and 2002 based on uncertainties concerning its ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2003 and 2002. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

       (g)    CONCENTRATIONS OF CREDIT RISK

              Financial instruments, which potentially subject the Company to credit risk, consist primarily of a concentration of unsecured trade accounts receivables. At December 31, 2003 and 2002, one customer accounted for 15% and 24% of total net accounts receivable, respectively.

              The Company performs credit evaluations of its customers on a regular basis and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly each quarter. During the years ended December 31, 2003 and 2002 the Company's allowance for doubtful accounts was decreased by $52,000 and increased by $1,000, respectively and was decreased by $183,000 and $16,000, respectively, for balances written off and recovered. The Company does not accrue interest on past due accounts receivable.

       (h)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the assets' estimated useful lives, generally three years for computer equipment, five years for office equipment and seven years for furniture and fixtures.

       (i)    LONG-LIVED ASSETS

              The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. In accordance with SFAS 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

       (j)    INTANGIBLE ASSETS

              Intangible assets are comprised of goodwill arising from various acquisitions. The Company applies the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of December 31, 2002 and December 31, 2003. See footnote 4 for a discussion of the impairment of goodwill charges. The Company will continue to test goodwill for impairment at least annually.

                                      -F9-

       (k)    PENSION ACCOUNTING

              The Company follows SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits as revised in 2003 as it relates to the Spencer Analysis, Inc. ("Spencer") Defined Benefit plan that is inactive. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits.

       (l)    ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

              The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate the instruments' fair values due to the immediate or short-term maturity of these financial instruments.

       (m)    LOSS PER SHARE

              Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company's diluted loss per share includes the effect, if any, of unissued shares under options, warrants and stock awards computed using the treasury stock method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was anti-dilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements (aggregating 2,505,774 and 2,818,860 shares at December 31, 2003 and 2002 respectively), could potentially dilute basic earnings per share.

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

       (o)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              See footnote 2(j) above for a discussion of the Company adopting SFAS 142, Goodwill and Other Intangible Assets.

              In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 for all exit or disposal activities that are initiated after December 31, 2002 and does not expect this statement to have a material effect on its financial statements.

              The FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was effective for the Company as of January 1, 2003. This Statement amended FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management continues to evaluate the impact that adoption of SFAS 148 will have on its consolidated financial statements.

              In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a

                                     -F10-
              majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

              In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatory redeemable financial instruments. Mandatory redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. Digital Fusion has not entered into or modified any financial instruments subsequent to May 31, 2003 affected by the statement. It does not expect the adoption of this statement will have a material impact on its financial condition or results of operations.

(3)    PROPERTY AND EQUIPMENT

       Major classes of property and equipment, net, consist of the following at December 31, 2003 and 2002:

                                                       2003      2002
                                                   --------- ---------

Computer equipment                                $ 837,000 $ 837,000
Office equipment, fixtures and vehicles              96,000    92,000
                                                   --------- ---------

                                                    933,000   929,000
Less: accumulated depreciation                     (904,000) (744,000)
                                                   --------- ---------

                                                  $  29,000 $ 185,000
                                                   ========= =========

       Depreciation expense for the years ended December 31, 2003 and 2002 was $160,000 and $324,000, respectively.

(4)    INTANGIBLE ASSETS

       Intangible assets, net, are comprised of the following at December 31, 2003 and 2002

                                                   2003          2002
                                           ------------- -------------

Goodwill                                  $  10,767,000 $  10,767,000
Less: accumulated amortization, including
 impairment charge                           (7,420,000)   (7,420,000)
                                           ------------- -------------

                                          $   3,347,000 $   3,347,000
                                           ============= =============

         The Company adopted SFAS 142 during 2002 as discussed in Note 2(j) above. In accordance with SFAS 142, the Company discontinued amortization of goodwill as of January 1, 2002.


                                     -F11-

         During the fourth quarter of 2002, the Company recorded an impairment of goodwill of $1.2 million that was associated with prior years' acquisitions. No impairment was recorded for 2003. The value of the remaining $3.3 million of goodwill on the balance sheet as of December 31, 2003 was determined not to be impaired by comparing the quoted market value of Digital Fusion stock at year-end to the total stockholders' equity at year-end and by analyzing other factors that could decrease the value of goodwill. The Company will review the goodwill balance during 2004 to determine if any further write-downs are needed.

(5)    CURRENT LIABILITIES

         The following is a recap of the other current liabilities outstanding at December 31, 2003and 2002:

                                                        2003              2002
                                                     -------             ----
         Interest payable                            $132,000          $122,000
         Other                                        145,000           309,000
                                                     ---------         ---------
                                                     $277,000          $431,000

(6)    LEGACY LIABILITIES

       As a result of significant restructuring, closing of unprofitable offices and selling certain business divisions during 2000 and the first half of fiscal year 2001, the Company accumulated unpaid liabilities not associated with current operations. These creditor liabilities included terminated equipment leases, property leases and telecommunication contracts as well as certain professional fees. Through productive negotiations with these creditors, $3.9 million of these liabilities were settled and paid as of December 31, 2002. This resulted in a forgiveness of debt gain of $1,585,000 during 2002.

(7)    BORROWINGS

       At December 31, 2003 and 2002, the Company's outstanding borrowings were comprised of the following:
                                                      2003       2002
                                                 ---------- ----------

PowerCerv Note                                  $  135,000 $  135,000
Digital Shareholders' Note                         598,000    497,000
Laurus Note                                        582,000    693,000
                                                 ---------- ----------

                                                 1,315,000  1,325,000
Less: current portion                              (46,000)  (808,000)
                                                 ---------- ----------

Total-long term borrowings                      $1,269,000 $  517,000
                                                 ========== ==========

       (a)    POWERCERV NOTE

              In connection with the acquisition of digital fusion, inc. (Digital), a Florida company, the Company assumed Digital's secured note to PowerCerv Corporation. The assets of Digital secure this note. The note bears interest at a 4.56% annual rate with quarterly principal and interest payments due through 2003. Interest expense on this note totaled $5,000 and $12,000 during 2003 and 2002, respectively. See Note 13 (a) for related party discussion.

              On January 15, 2004, the note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefore, Digital Fusion issued a note to Mr. Crippen in the amount of $136,580.32 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement

                                     -F12-
              with Digital Fusion's primary lender, the note is secured by a security interest in property currently owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

       (b)    DIGITAL SHAREHOLDERS' NOTE

              In connection with the 2000 Digital acquisition, the Company entered into unsecured promissory notes with the former Digital shareholders totaling $500,000. These notes bear interest at 6% and are payable at maturity. The interest rate was below the market rate and a discount of $46,000 was recorded to be amortized to interest expense over the period of the notes and results in an effective interest rate of 9%. Interest expense on these notes totaled $47,000 and $34,000 during 2003 and 2002, respectively.

              On November 12, 2002, the Company renegotiated the terms of notes due to certain former Digital shareholders totaling $470,000. Effective March 2, 2003, the interest rate increased from 6% to 8%, and the accrued interest was converted into principal in the amended notes. The maturity date was extended from March 1, 2003 to March 1, 2005. These renegotiated notes and related accrued interest are classified as long-term liabilities on the December 31, 2003 balance sheet.

       (c)    LAURUS NOTE

                  On April 29, 2003, the Company closed on a $266,667 10%
              convertible note with its primary lender, collateralized by the Company's accounts receivable. The Company pays interest immediately at each monthly anniversary and the principal payments are paid over 22 months beginning July 30, 2003. This note matures on April 30, 2005. At the noteholder's election, this note can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. Additionally, a seven-year warrant to purchase 25,000 shares of DFI common stock at $0.4375 per share was issued. The Company paid a management fee of $16,000, which will be amortized to interest expense over the 24-month life of the note. The initial note dated July 26, 2002, which can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above had $533,333 remaining at April 30, 2003, was renegotiated and the remaining principal is due equally over 22 months beginning July 30, 2003 and ending April 30, 2005. The conversion feature of this July 26, 2002 note was repriced and $0.4375 a share for ten consecutive days. The five-year warrant issued on July 26, 2002, was also repriced to $0.4375.


              On April 7, 2004, the Company restructured its outstanding note with its primary lender to suspend monthly payments until February 2005. The note bears an interest rate of 10% with monthly payments due on the first day of each month of $50,000 plus interest commencing on February 1, 2005 until the maturity date of January 1, 2006. In addition, the Company will pay an amendment fee of $25,000 to the note-holder which will be amortized to interest expense over the life of the loan. In relation to the first note, the note-holder will have the right to convert the principal portion of the note and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.922. In relation to the second note, the note-holder will have the right to convert the principal and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.35.

       (d)    DEBT MATURITIES

              At December 31, 2003, aggregate required principal payments of long-term debt are as follows:

                Year Ending
               December 31,                         Amount
                -----------                     ----------------
                   2004                        $       46,000

                   2005                             1,158,000

                   2006                               111,000
                                                ----------------


                                     -F13-

                         Total                 $     1,315,000
                                                ================

(8)    BENEFIT PLANS

       (a)    DEFINED BENEFIT PLAN

              Certain employees from a company that Digital Fusion acquired who met certain requirements of age and length of service at the time of acquisition are covered by the Company's sponsored non-qualified, non-contributory defined benefit pension plan. The benefits become fully vested upon the employees' retirements. Benefits paid to retirees are based upon age at retirement, compensation levels and years of credited service. The plan was amended to no longer require the Company to accrue future service benefits. Plan assets are stated at fair value and are comprised of stocks and bonds. Net periodic pension cost at December 31, 2003 and 2002 for this plan includes the following components:


                   Change in benefit obligation                                          2003                 2002
                                                                                 ----------------     ---------------
                   Benefit obligation at beginning of year                   $           757,000  $          717,000
                   Service cost                                                                -                   -

                   Interest cost                                                          39,000              41,000

                   Amendments                                                                  -                   -

                   Benefit transactions                                                 (31,000)                   -

                   Actuarial loss/(gain)                                                  52,000                   -

                   Effect of settlement                                                 (41,000)                   -
                                                                                 ----------------     ---------------

                   Benefit obligation at end of year                         $           776,000  $          758,000
                                                                                 ----------------     ---------------

                   Change in plan assets

                   Fair value of plan assets at beginning of year            $           478,000  $          593,000

                   Actual return on plan assets                                           90,000           (115,000)

                   Employer contributions                                                      -                   -

                   Benefit transactions                                                 (87,000)                   -
                                                                                 ----------------     ---------------
                   Fair value of plan assets at end of year                  $           481,000  $
                                                                                                             478,000

                   Funded status

                   Fair value of plan assets                                 $           481,000  $          478,000

                   Benefit obligation                                                  (776,000)           (758,000)
                                                                                 ----------------     ---------------
                   Funded status at end of year                                        (295,000)
                                                                                                           (280,000)

                   Unrecognized net actuarial loss (gain)                                165,000             181,000

                   Unrecognized prior service cost (benefit)                           (165,000)           (181,000)
                                                                                 ----------------     ---------------
                   Accrued liability at end of year                          $         (295,000)  $        (280,000)
                                                                                 ================     ===============

                   Amounts recognized in the statement of financial position

                   Prepaid benefit cost                                      $          (98,000)  $         (59,000)



                                     -F14-


                   Accrued benefit cost                                                (182,000)            (67,000)
                   Intangible assets

                   Accumulated other comprehensive income                               (15,000)           (154,000)
                                                                                 ----------------     ---------------
                   Net amount recognized at end of year                      $         (295,000)  $        (280,000)

                                                                                 ================     ===============

                   Components of net periodic benefit cost

                   Service cost                                              $                 -  $                -

                   Interest cost                                                          39,000              41,000

                   Expected return on plan assets                                       (34,000)             115,000
                   Amortization of:

                          Prior service cost                                            (17,000)

                          Actuarial loss                                                  25,000

                   Settlement loss                                                        27,000           (167,000)
                                                                                 ----------------     ---------------

                   Net periodic pension cost                                 $            40,000  $         (11,000)
                                                                                 ================     ===============

                   Assumptions used in determining actuarial valuations
                   Discount rate to determine projected benefit                             5.5%                5.5%
                   Rate of increase in compensation levels                                  0.0%                0.0%
                   Expected rate of return on plan assets                                   8.0%                8.0%
                                                                                 ================     ===============


        (b)   401(K) PLAN

              The Company sponsors a defined contribution benefit plan covering its employees. Currently, eligible employees are allowed to contribute annually up to the maximum annual contribution allowed for 401(k) plans. The Company matches 30% of participant contributions to a maximum matching amount of 6% of participant base compensation which totaled $56,000 for the year ended December 31, 2002. Effective August 1, 2002, the Board of Directors of DFI suspended the matching contribution due to the Company being cash flow negative. Company contributions are at the sole discretion of management.

(9)    STOCKHOLDERS' EQUITY

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

         (b)  WARRANTS

              At December 31, 2003, 651,680 shares of common stock were reserved for the exercise of stock warrants comprised of the following:

     1999 Private Placement                   166,680

                                     -F15-

     Investment advisory firms
                                               135,000
     Legacy Liability Settlement               250,000
     Debt financing                            100,000
                                           ------------
         Total                                 651,680
                                             ============

              On January 12, 2000, the Company entered into a consulting agreement with an investment advisory firm in which the Company agreed to issue four-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $12.50 per share upon the closing of certain mergers or acquisitions to be identified. The fair value of these warrants was charged to expense as consulting fees in 2000. In the event that the requisite services are rendered and the warrants are issued, the Company will realize a non-cash charge to operations for the fair value of these warrants. The period that such charge will be recognized will be determined based upon the nature of the merger or acquisition involved.

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

              On July 26, 2002, the Company closed on an $800,000 convertible note. In conjunction with this financing, the Company issued a five-year warrant to purchase 75,000 shares of the Company's common stock at $1.15 per share. The Company recorded these warrants at fair market value, recording additional equity of $12,000. On April 29, 2003, the Company closed on a $267,000 convertible note. In conjunction with this financing, the Company issued a seven-year warrant to purchase 25,000 shares of the Company's common stock @ $0.4375 per share. In addition, the Company executed an allonge to the warrant dated July 26, 2002 amending the purchase price to $0.4375.

              On April 17, 2003, the Company entered into a consulting agreement with an independent consultant in which the Company agreed to issue five-year warrants to purchase 10,000 shares of the Company's common stock @ $0.33 per share.


       (d)    SHARES ISSUED FOR ACQUISITIONS

              The Company issued 3,235 shares of reserved common stock during 2002 in connection with the resolution of contingencies in prior acquisitions.

              The acquisition liability account was reduced by $71,000 during 2002 for the issuance of certain reserve shares related to acquisitions the Company made in prior years.

       (e)    DELISTING NOTICE FROM NASDAQ

              On May 6, Digital Fusion announced that is had been delisted from the NASDAQ Small Cap Market effective at the opening of business May 9, 2003. The Company's common stock is currently traded on the Over-the-Counter (OTC) Bulletin Board.

       (f)    STOCK OPTION PLAN

                                     -F16-

              The Company maintains three qualified stock option plans. Under the terms of these plans, the Company has reserved 1,369,000 shares of common stock for future grants. The Company also granted 38,000 and 66,000 of nonqualified stock options during 2003 and 2002 respectively. These were granted to Board of Directors as part of their compensation for being on the Company's BOD's, and certain management to retain key personnel during this restructuring and refocusing the Company's strategic vision on being an IT consulting services firm, stream-line on-going operations and sell or shut down unprofitable units.

              Under the Company's Stock Option Plans, the Company may grant incentive stock options to certain officers, employees and directors. The options expire five or ten years from the date of grant. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. At December 31, 2003, the Company could grant an aggregate of 585,206 shares under these plans.

              The following table summarizes information about qualified and non-qualified stock options outstanding at December 31, 2003:

                                                          Weighted
                                                           Average       Weighted                         Weighted
                                                          Remaining       average                         Average
                                           Number        contractual      exercise      Number            Exercise
                    Exercise Price       Outstanding    life (years)       price     exercisable           Price
                    --------------       -----------    ------------       -----     -----------           -----
                    $0.29 to $0.37            499,500       8.08       $    0.30            370,500  $      0.30
                    $0.40 to $0.55            473,544       7.97            0.41            454,502         0.41
                    $0.62 to $1.19            259,700       7.21            0.89            225,890         0.93
                    $5.78 to $8.13            138,100       6.27            6.15            137,187         6.16
                    $9.97 to $10.49           461,250       6.16           10.46            461,250        10.46
                   $17.19 to $22.00            22,000       5.36           20.37             22,000        20.37
                                        --------------                             -----------------
                                            1,854,094       7.28       $    3.61          1,671,329  $      3.96
                                        ==============                             =================


              Transactions under various qualified and non-qualified option plans for 2002 and 2003 are summarized as follows:

                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise
                                                                     Options                price

                             Outstanding at January 1, 2002          1,842,650         $    3.93
                             Granted                                    99,750              0.71
                             Exercised                                    (500)             0.40
                             Canceled                                 (114,550)             2.15
                                                                   -------------

                             Outstanding at December 31, 2002        1,827,350         $    3.85
                             Granted                                   149,500              0.31
                             Exercised                                  -                     -
                             Canceled                                 (122,756)             2.29
                                                                   -------------

                             Outstanding at December 31, 2003        1,854,094         $    3.61
                                                                   =============

                             Options exercisable at December 31,     1,671,329         $    3.96
                             2003
                                                                   =============

                             Options available for grant at            585,206
                             December 31, 2003
                                                                   =============


                                     -F17-

(10)     TAXES

        Benefits for federal and state income taxes consist of the following as of December 31, 2003 and 2002:

                                                                                 2003              2002
                                                                                 ----              ----
                    Current:
                    Federal                                               $       -          $      -
                    State                                                         -                 -
                                                                            ---------------    -------------
                                                                                  -                 -
                    Deferred:
                    Federal                                                       -                 -
                    State                                                         -                 -
                                                                            ---------------    -------------
                                                                            ---------------    -------------
                                                                                  -                 -
                                                                            ---------------    -------------
                                                                            ---------------    -------------

                    Total income tax benefit                              $       -          $      -
                                                                            ===============    =============
                                                                            ===============    =============


       Deferred tax assets (liabilities) arise from the following temporary differences and are classified as follows as of December 31, 2003 and 2002:

                                                                           2003                2002
                                                                           ----                ----

              Deferred Tax Asset, Current:
              Accounts receivables                                  $        36,000      $    130,000
              Vacation payable                                               21,000            30,000
              Other, net                                                      1,600             -
              Valuation allowance                                            (58,600)         (160,000)
                                                                      ----------------     -------------
                                                                    $        -            $      -
                                                                      ================      ============
                                                                      ================     =============

              Deferred Tax Asset (Liabilities), Non-Current:
              Intangible assets                                     $      (658,000)     $    (72,000)
              Property and equipment                                        (161,000)         (165,000)
              Net operating loss carryforward                              10,118,000         9,285,600
              Accrued pension                                               118,000           112,000
              Valuation allowance                                         (9,417,000)       (9,160,600)
                                                                      ----------------     -------------
                                                                    $        -           $      -
                                                                      ================     =============

       Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows as of December 31, 2003 and 2002:

                                                                 2003                2002
                                                                 ----                ----

Statutory benefit                                      $       (134,000)    $    (137,000)
State tax benefit, net of federal effect                        (24,000)          (24,000)
Amortization of non-deductible goodwill                        -                   -
Write-off of non-deductible goodwill                           -                   -
Non-deductible expenses                                           3,000             3,000
Increase in deferred income tax valuation allowance              155,000          158,000

=====================================================
                                                       $        -           $      -
                                                         ================     =============


                                     -F18-

       The Company has not recognized an income tax benefit for its operating losses generated during 2002 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2002, and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

       As of December 31, 2003, the Company had available federal and state net operating loss carry forwards of approximately $21 million and $23 million respectively, which begin expiring in 2019 and 2006, respectively.


(11)   COMMITMENTS AND CONTINGENCIES

       (a)    OPERATING LEASES

              The Company leases facilities and equipment under operating leases and subleases expiring through August 2006. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 2003 future net minimum annual rental payments under non-cancelable leases are as follows:

   Year Ending
   December 31,                  Amount
-------------------


       2004                           97,000
       2005                           50,000
       2006                           18,000
       2007                         -
                             ----------------
      Total                 $        165,000
                             ================

              Total rental and lease expenses for the years ended December 31, 2003 and 2002 were approximately $152,000 and $312,000, respectively.

       (b)    LITIGATION

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


 (12) RELATED PARTY TRANSACTIONS

      (a)     CONSULTING AGREEMENT

              During 2002, the Company provided $27,500 of consulting services to PowerCerv. The Company offset its note owed to PowerCerv by $27,500 for these consulting services provided to PowerCerv. Roy
              E. Crippen, III, the Company's President and CEO, at that time was a member of the Board of Directors of PowerCerv.

      (b)     DFI ACQUISITION

              In connection with the 2000 Digital acquisition, the Company entered into unsecured promissory notes with the former Digital shareholders in 2002 as described in footnote 7(b). Roy E. Crippen, III, the Company's Chief Executive Officer and President, was a former Digital shareholder and in connection with this transaction is owed $343,000 of principal and interest.

                                     -F19-

      (c)     POWERCERV NOTE

              The Company's note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefore, Digital Fusion issued a note to Mr. Crippen in the amount of $136,580.32 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement with Digital Fusion's primary lender, the note is secured by a security interest in property currently owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

              The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

(13)    CASH FLOW INFORMATION

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

       During 2002, the Company reduced its acquisition liability account by $71,000 for the issuance of shares of common stock that were reserved for various acquisitions as discussed in Note 9(d). There were no reductions to the liability account in 2003.

       During 2003, the Company closed on a $266,667 convertible note. In conjunction with this financing, the Company issued a seven-year warrant to purchase 25,000 shares of the Company's common stock at $0.4375 per share. The Company recorded these warrants at fair market value, recording additional equity of $13,000. The Company also recorded $11,000 additional deferred financing costs related to legal fees and other fees that were netted against the debt proceeds given to the Company in conjunction with this convertible note.

       Effective March 2, 2003, the Company converted $101,000 of interest payable to the digital shareholders' notes to additional principal payable in March 2005.


(14)   MAJOR CUSTOMERS OF THE COMPANY

       One customer accounted for 28% and 24% of the Company's revenues for the years ended December 31, 2003 and 2002, respectively.

(15)   SEVERANCE AND RESTRUCTURING EXPENSES

       During 2002, the Company reduced its severance and restructuring liability by $271,000 based upon its current estimates of remaining liabilities associated with the 2001 restructuring.

       No adjustments were made during 2003 to the severance and restructuring accrual.

(16)   FORGIVENESS OF DEBT

                                     -F20-

       During 2002, the Company reached settlement agreements on certain debts incurred as a result of significant restructuring, closing of unprofitable offices and selling certain business divisions during 2000 and 2001. These debts included terminated equipment leases, real property leases and telecommunication contracts as well as certain professional fees. Through productive negotiations with these creditors, $3.9 million of these liabilities were settled and paid as of December 31, 2002. This resulted in a forgiveness of debt gain of $1,585,000 during 2002.

                                     -F21-