Form 10QSB
period 2004-03-31
DIGITAL FUSION INC/NJ/
filed 2004-05-14
CIK 1057257

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004 (First quarter of fiscal 2004)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to ________________

                           Commission File No. 0-24073

                              DIGITAL FUSION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware
(State or Other Jurisdiction of                         13-3817344
  Incorporation or Organization)                  (I.R.S. Employer I.D. No.)

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

         As of May 13, 2004, 7,975,779 shares of the issuer's common stock, par value $.01 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|


                              DIGITAL FUSION, INC.

                                      INDEX


  PART I.      FINANCIAL INFORMATION                                                             Page No.
                                                                                                 --------
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2004
           (unaudited) and December 31, 2003..................................................         1

           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2004 and 2003 (unaudited)...................................         2

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2004 and 2003 (unaudited)...................................         3

           Notes to Condensed Consolidated Financial Statements...............................         4

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................        6

  Item 3.  Controls and Procedures.............................................................       10

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................................        11

  Item 2.  Changes in Securities..............................................................        11

  Item 3.  Defaults Upon Senior Securities....................................................        11

  Item 4.  Submission of Matters to a Vote of Security Holders................................        11

  Item 5.  Other Information..................................................................        11

  Item 6.  Exhibits and Reports on Form 8-K...................................................        13

  SIGNATURES..................................................................................        14

  Section 302 Certification by Chief Executive Officer

  Section 906 Certification by Chief Executive Officer

  Exhibits

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements.

                     DIGITAL FUSION, INC.
             Condensed Consolidated Balance Sheets
                        (in thousands)

                                                                               March 31,        December 31,
                                                                                  2004              2003
                                                                               unaudited
                                    ASSETS

     Current assets:
      Cash and cash equivalents                                           $           156   $        419
      Accounts receivable (net of allowance for doubtful
          accounts of $90 in 2004 and 2003)                                           930            737
      Other current assets                                                             50             39
                                                                           ----------------  ----------------
       Total current assets                                                         1,136          1,195
     Property and equipment, net                                                       24             29
     Intangible assets, net                                                         3,347          3,347
     Other assets                                                                      13             13
                                                                           ----------------  ----------------
       Total assets                                                       $         4,520   $      4,584
                                                                           ================  ================

                      LIABILITIES & STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable and accrued expenses                               $           673   $        658
      Current maturities of long-term debt                                            713             46
      Deferred revenue                                                                 21             21
                                                                           ----------------  ----------------
       Total current liabilities                                                    1,407            725
     Interest payable - long term                                                      50             39
     Long-term debt, less current maturities                                          602          1,269
     Pension obligation                                                               295            295
                                                                           ----------------  ----------------
       Total liabilities                                                            2,354          2,328
                                                                           ----------------  ----------------
     Stockholders' equity:
      Common stock, $.01 par value, authorized 16,000,000 shares,
          7,167,671 issued and outstanding                                             72             72
      Additional paid in capital                                                   39,919         39,919
      Accumulated deficit                                                         (37,825)       (37,735)
                                                                           ----------------  ----------------
       Total stockholders' equity                                                   2,166          2,256

                                                                           ----------------  ----------------
       Total liabilities and stockholders' equity                         $         4,520   $      4,584
                                                                           ================  ================

                      See Accompanying Notes to Condensed Consolidated Financial Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 2004 and 2003
               (unaudited, in thousands, except per share amounts)

                                                                    2004              2003
                                                                    ----              ----

Revenues
  Services                                                   $        1 281     $       1,612
  Product                                                               205                 -
                                                               ---------------    --------------
       Total Revenues                                                 1,486             1,612
                                                               ---------------    --------------
Cost of services and goods sold
  Services                                                              943             1,334
  Product                                                               189                 -
                                                               ---------------    --------------
       Total cost of services and goods sold                          1,132             1,334
                                                               ---------------    --------------
       Gross Profit                                                     354               278
                                                               ---------------    --------------

Operating expenses:
     Selling                                                             97
                                                                                          109
     General and administrative                                         313               483
                                                               ---------------    --------------
       Total operating expenses                                         410               592
                                                               ---------------    --------------

       Operating loss                                                    (56)             (314)
                                                               ---------------    --------------

Other expense:
     Interest expense, net                                               (34)              (52)
                                                               ---------------    --------------
       Total other expense                                               (34)              (52)
                                                               --------------     ---------------

       Loss before income taxes                                          (90)             (366)

Income tax provision                                                      -                 -
                                                               ---------------    --------------

       Net loss                                                         ( 90)             (366)
                                                               ===============    ==============


Loss per share:
     Basic and diluted                                               $ (0.01)    $       (0.05)
                                                               ===============    ==============
Weighted average common stock outstanding:
     Basic and diluted
                                                                    7,168,000         7,168,000
                                                               ===============    ==============

     See Accompanying Notes to Condensed Consolidated Financial Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 2004 and 2003
                            (unaudited, in thousands)

                                                                2004         2003

  Cash flows used in operating activities:
     Net loss                                             $        (90)   $     (366)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                            8            72
            Non-cash restructuring                                   9             -
            Loss on disposal of assets, net                          -             -
            Changes in assets and liabilities                     (186)          (22)
                                                            -------------- ------------
                Net cash used in operating activities             (259)         (316)

  Cash flows provided (used) in investing activities:
     Capital expenditures - property and equipment                  (3)            -
                                                            -------------- ------------
             Net cash used in investing activities                  (3)            -

  Cash flows used in financing activities:
     Repayments of notes payable                                    (1)         (159)
                                                            -------------- ------------
             Net cash used in financing activities                  (1)         (159)
                                                            -------------- ------------

  Net decrease in cash and cash equivalents                       (263)         (475)
  Cash and cash equivalents, beginning of periods                  419           653
                                                            -------------- ------------
  Cash and cash equivalents, end of periods                $       156    $      178
                                                            ============== ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         1.       Basis of Presentation

                  The condensed consolidated interim financial statements of Digital Fusion, Inc. ("DFI," or the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments and reclasses) necessary for a fair presentation of the information shown herein have been included.

                  The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results of operations and cash flows expected for the year ended December 31, 2004.

                  The Company believes that, because of the actions it has taken during the prior years to restructure and streamline the Company, the restructuring of its outstanding debt to its primary lender to defer payments until 2005, and the completion of its equity sale, it currently has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds and through the convertible note issued by its primary lender in July 2002 and restructured in April 2003 and 2004, and the completion of its equity sale. In order for the Company to support substantial growth, it may need to obtain other externally generated funds. There can be no assurance as to the availability of such funding, and if available, whether the terms would be acceptable to the Company.

         2.       Loss Per Share Data

                  Common stock equivalents in the three-month periods ended March 31, 2004 and March 31, 2003, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

         3.       Income Taxes

                  The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month periods ended March 31, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

         4.       Debt restructuring

                  On January 15, 2004, the note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefore, Digital Fusion issued a note to Mr. Crippen for approximately $137,000 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement with Digital Fusion's primary lender, the note is secured by a security interest in property currently owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

                  On April 7, 2004, the Company restructured its outstanding note with its primary lender to suspend monthly payments until February 2005. The note bears an interest rate of 10% with monthly payments due on the first day of each month of $50,000 plus interest commencing on February 1, 2005 until the maturity date of January 1, 2006. In addition, the Company will pay an amendment fee of $25,000 to the note-holder that will be amortized to interest expense over the life of the loan. In relation to the first note, the note-holder will have the right to convert the principal portion of the note and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.922. In relation to the second note, the note-holder will have the right to convert the principal and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.35.


         5.       Stock-Based Compensation

                  The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock-based compensation and, in the table below has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. During the three-month period ended March 31, 2004, 310,500 stock options were granted to employees.

         Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

                                                                                   2004                2003
Net (loss), as reported                                                       $   (90,000)       $    (366,000)

Total stock-based employee compensation expense included in
reported  net income applicable to common stockholder, net of tax                       -                    -

Total stock-based employee compensation determined under fair value based
method, net of related tax effects                                                (23,000)             (79,000)
                                                                              ------------       -------------


Pro forma net (loss)                                                             (113,000)            (445,000)
                                                                              ===========        =============
Earnings per share

  Basic - as reported                                                               (0.01)               (0.05)
                                                                              ===========        =============
  Basic - pro forma                                                                 (0.02)               (0.06)
                                                                              ===========        =============
  Diluted - as reported                                                             (0.01)               (0.05)
                                                                              ===========        =============
  Diluted - pro forma                                                               (0.02)               (0.06)
                                                                              ===========        =============

The preceding pro forma results were calculated with the use of the Black-Scholes option-pricing model. The following assumptions were used for the periods ended March 31, 2004 and 2003, respectively.

Risk-free interest rate                                                              4.06%                3.78%
Dividend yield                                                                          0%                   0%
Expected life - years                                                                  10                   10
Volatility                                                                             59%                  61%


         6.       Subsequent Events

                  On April 22, 2004 and on May 11, 2004, the Company's primary lender exercised its right to convert principal and/or interest into fully paid and non-assessable shares of common stock of Digital Fusion, Inc. at the fixed conversion price of $0.35. With each of the transactions, the primary lender converted $35,000 of the note, of which no interest is owed, to 100,000 shares of common stock. The conversion was deemed to constitute a conversion of outstanding principal amount to be applied against subsequent amounts to be paid. In addition, the lender will issue a "rebate credit" for every dollar in principal amount converted equal to the amount of time in years and fractions thereof from the closing date, as defined in the Securities Purchase Agreement, to the conversion date times four percent (4%) to be applied as a reduction in the monthly amount due.

                  On April 30, 2004, the Company announced the appointment of Gary S. Ryan as President of Digital Fusion effective May 5, 2004. Additionally Mr. Ryan was appointed to the Company's Board of Directors on April 27, 2004. He will be responsible for the Company's operations, in particular the federal services market, and will report to chief executive officer, Roy L. Crippen, III.

                  On May 11, 2004, Digital Fusion and Madison Run, LLC completed an equity sale whereby Madison Run bought 608,108 shares of Digital Fusion common stock at $0.74 per share, was issued a five year warrant to purchase 304,054 shares of Digital Fusion common stock at $0.89 per share, and was issued a five year warrant to purchase 212,839 shares of Digital Fusion common stock at $0.94 per share. Digital Fusion President, Mr. Gary Ryan, is a member of the Madison Run investment group and personally invested $100,000 in the offering.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, readers are cautioned that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2003 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

         Overview

                  Digital Fusion, Inc. is an information technology ("IT") consulting firm that helps its customers maximize the use of modern technology to access business information, enhance the performance of their human resources, and meet various business needs. The Company's success is based on a total approach that provides the people, processes, and technology needed to translate business needs into sound IT strategies. Services are provided to business organizations and public sector institutions primarily in the Eastern United States. The Company is incorporated in Delaware with its main administrative office located in Huntsville, Alabama and regional offices in Florida, New Jersey, and Virginia.

                   Revenues are derived primarily from fees earned in connection with the performance of services provided to customers. The Company typically invoices on a time and materials basis. The majority of costs are associated with personnel. Attracting and retaining billable employees is vital for the Company to move forward. Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons, and vacations. Demand for the Company's services has historically been lower during the fourth quarter because of holidays and vacations. During the second quarter of 2003, the Company began reselling the Intuit product Track-It!. All 2003 and 2004 Track-It! Product sales were to governmental entities where margins are lower.

                   Results of Operations


         THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

                  REVENUES. Consulting revenues decreased by $331,000 to $1.3 million for the three months ended March 31, 2004 as compared to the same period for the first quarter of 2003. Approximately 50% of the decrease in revenues was due to the reduction in sales to the Company's largest consulting customer with the remaining decrease due to business divisions and offices that were shut down before and during the 2003 headquarters move from Tampa, Florida to Huntsville, Alabama. Revenue from Digital Fusion's largest professional services customer was responsible for 20% of its revenue in 2004 as compared to 28% in 2003. The Company expects its revenues to increase during the remainder of 2004 as compared to 2003 due to the expansion of its federal services market.

                  During the second quarter of 2003, the Company began reselling the Intuit product Track-It! to governmental organizations. Sales for the first quarter 2004 were $205,000.

                  COST OF SERVICES AND GOODS SOLD. Cost of services consists primarily of salaries and expenses of programming and technical personnel, expenses related to applications sold to customers, and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $391,000 to $943,000 for the three months ended March 31, 2004. The decrease is due to a reduction in head count in conjunction with the revenue decrease from 2003 to 2004. The Company expects its cost of services in 2004 to increase proportionally to its increase in revenues.

                  The cost of goods sold of $189,000 is related to the reselling of the Intuit product Track-It! that began in the second quarter of 2003.

                  GROSS PROFIT. Gross profit for services during the first quarter of 2004 is $338,000 or 26% of revenues as compared to $278,000, or 17% of revenues for the first quarter of 2003. This increase in gross profit as a percent of revenues is due to a higher utilization rate of the billable consultants for 2004 compared to the same period in 2003.

                  The gross profit for product was $16,000 or 8% for the first quarter of 2004. The low profit margin on product sales is attributable to the low mark-up required on sales to governmental entities.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs associated with the administration of the company. SG&A expenses decreased by $182,000, or 31%, for the three-month period ended March 31, 2004 compared to the same period during 2003. The decrease in SG&A is due to the corporate headquarters move from Tampa, Florida to Huntsville, Alabama, which resulted in the decrease of corporate personnel and related salaries and benefits and a decrease in depreciation expense because of certain assets becoming fully depreciated. SG&A costs are expected to increase during 2004 with the expansion of the Company's federal services market, the addition of new company president and the additional accountability required and federal rules and regulations.

                  INTEREST EXPENSE (INCOME), NET. Interest expense decreased from $52,000 in the first quarter of 2003 to $34,000 for the first quarter of 2004. The decrease was due primarily to the reduction in debt to the Company's primary lender.

                  INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month periods ended March 31, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

                  NET INCOME (LOSS). The Company incurred a net loss of $90,000 for the three-month period ended March 31, 2004 compared to a net loss of $366,000 for the three-month period ended March 31, 2003. Although revenues decreased from the first quarter of 2003 to 2004, the actions taken by the Company to restructure and reduce costs resulted in the reduction of its net loss for the first quarter 2004.

         Liquidity and Capital Resources

                  The net cash used in operating activities was $259,000 during the first quarter of 2004 compared to $316,000 during the first quarter of 2003 due to the Company's expenses exceeding its revenues.

                  Net cash used in investing activities was $3,000 during 2004, which was used to invest in computer equipment for the Company's operations. The Company does not expect to have significant equipment purchases during the remainder of 2004.

                  Net cash used in financing activities was $1,000. During the first quarter of 2004, the Company restructured its short-term debt to refinance its note to PowerCerv with Mr. Roy E. Crippen, III, Digital Fusion's President and CEO, and to temporarily suspend principal payments to its primary lender until February 2005.

                  Working capital at March 31, 2004 is negative $271,000. The net accounts receivable balance outstanding at March 31, 2004 is $930,000. Currently the Company is funding its cash needs through consistent collections of accounts receivable and current operations and through the convertible note issued by its primary lender in July 2002 and restructured in April 2003 and 2004 and with the completion of its equity sale to Madison Run, LLC.

                  Management is currently building relationships where DFI would be the service provider in the relationship. During October 2002, DFI was awarded its five-year information technology schedule by the U.S. General Services Administration (GSA), which makes DFI's services readily available to federal agencies. In addition, the federal services market is expected to increase with the employment of Gary Ryan as the Company's president on May 5, 2004. The Company believes that, because of these actions and the actions it has taken to reorganize and streamline the Company, the restructuring of its outstanding debt to its primary lender to defer payments until 2005, the completion of its equity sale, and attaining positive working capital, it currently has enough cash to meet its funding requirements over the next year. In order for the Company to support substantial growth, it may need to obtain other externally generated funds. There can be no assurance as to the availability of such funding, and if available, whether the terms would be acceptable to the Company.

         Critical Accounting Policies

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results reported in the financial statements. Some of the accounting policies require management to make difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Digital Fusion's most critical accounting policies include accounts receivable reserves and the valuation of goodwill. Actual results may differ from the estimates under different assumptions or conditions. These policies are discussed further, as well as the estimates and judgments involved:

                  Accounts Receivable Reserve. The Company's accounts receivable is reduced by $90,000 for an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. The Company's management believes the allowance to be reasonable. The Company does not accrue interest on past due accounts receivable.

                  Valuation of Goodwill. Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. This annual impairment test is performed in the last quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the Company to the amount of goodwill recorded. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Although the Company's management believes that the estimates and assumptions used are reasonable, actual results could differ.

         Item 3.       Controls and procedures.

         a. Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the supervision of the Chief Executive officer, Roy E. Crippen, III, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Crippen has concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

         b. Changes in internal controls. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


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

                  None.

         Item 3.  Defaults upon Senior Securities

                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

         Item 5.  Other Information.

                  Executive Agreements

                  Crippen Employment Agreement. On May 5, 2004, The Company entered into a subsequent agreement with Roy E. Crippen, III for a period of two-years under which Mr. Crippen continues to be employed to serve as our chief executive officer. Mr. Crippen relinquished the title of president upon the commencement of Mr. Ryan's employment with the Company to serve as our president. Under his employment agreement, Mr. Crippen is eligible to receive an annual salary of $140,200 and a monthly allowance of $125 to cover the cost of telephone expense.
                  Under his employment agreement, Mr. Crippen will be eligible for performance bonuses under the executive compensation plan. Mr. Crippen is also eligible to participate in our employee benefit plans, and receive three weeks vacation. Under his employment agreement, Mr. Crippen is required to keep all confidential information of DFI confidential, and for the period of his employment, plus an additional one-year period following termination of his employment, Mr. Crippen is not allowed to compete with DFI.
                  We are allowed to terminate Mr. Crippen's employment agreement at any time, provided that, if his employment is terminated due to his death, disability, or by us other than for cause (as defined in the agreement) he is entitled to six months base salary and continuation of employee benefits for a period of six months.

                  Ryan Employment Agreement. On May 5, 2004, we entered into a two-year employment agreement with Gary S. Ryan under which Mr. Ryan is employed to serve as a director and our president, which became effective April 27, 2004 and May 5, 2004, respectively. Under his employment agreement, Mr. Ryan is eligible to receive an annual salary of $130,000; a monthly allowance of $125 to cover the cost of telephone expense; an option to purchase a total of 450,000 shares of our common stock at an exercise price per share of $0.81. A portion of the vesting shall be performance based. The vesting will occur as follows: 1) 150,000 shares shall vest 100% immediately upon grant of the option; 2) 150,000 shares shall vest 100% immediately upon the following occurrence: If the Company's trailing four (4) quarters revenue is more than $15 million with minimum net income of $1 million OR if the Company's trailing four (4) quarters' earnings is more than $1.5 million. Revenue and earnings shall be based on GAAP; however, they shall be adjusted to eliminate extraordinary one-time events such as expensing acquisition costs or revenue associated with an acquisition; and 3) 150,000 shares shall vest 100% immediately upon the following occurrence: If the Company's trailing four (4) quarters revenue is more than $25 million with minimum net income of $1.75 million OR if the Company's trailing four (4) quarters' earnings is more than $2.5 million. Revenue and earnings shall be based on GAAP; however, they shall be adjusted to eliminate extraordinary one-time events such as expensing acquisition costs or revenue associated with an acquisition.

                  Under his employment agreement, Mr. Ryan will be eligible for performance bonuses under the executive compensation plan. Mr. Ryan is also eligible to participate in our employee benefit plans, and receive three weeks vacation. Under his employment agreement, Mr. Ryan is required to keep all confidential information of DFI confidential, and for the period of his employment, plus an additional one-year period following termination of his employment, Mr. Ryan is not allowed to compete with DFI.

                  We are allowed to terminate Mr. Ryan's employment agreement at any time, provided that, if his employment is terminated due to his death, disability, or by us other than for cause (as defined in the agreement) he is entitled to six months base salary and continuation of employee benefits for a period of six months.

                  Williams Employment Agreement. On May 4, 2004, we entered into a two-year employment agreement with Jeffrey L. Williams under which Mr. Williams is employed to serve as our vice president of federal services and operations. Under his employment agreement, Mr. Williams is eligible to receive an annual salary of $127,400 and a monthly allowance of $100 to cover the cost of telephone expense

                  Under his employment agreement, Mr. Williams will be eligible for performance bonuses under the executive compensation plan. Mr. Williams is also eligible to participate in our employee benefit plans, and receive three weeks vacation. Under his employment agreement, Mr. Williams is required to keep all confidential information of DFI confidential, and for the period of his employment, plus an additional one-year period following termination of his employment, Mr. Williams is not allowed to compete with DFI.

                  We are allowed to terminate Mr. Williams's employment agreement at any time, provided that, if his employment is terminated due to his death, disability, or by us other than for cause (as defined in the agreement) he is entitled to six months base salary and continuation of employee benefits for a period of six months.

                  Under the employment agreements, each is entitled to compensation if he is employed by us at the time of a change in control and his or her employment is terminated within one year after that change in control by us for a reason other than for cause, death, legal incapacity of disability (as defined in the employment agreement) or by the executive for good reason (as defined in the employment agreement). In such event, he would receive a lump-sum payment equal to one half the amount of his or her base salary then in effect plus any other amounts accrued and unpaid as of the date of termination (i.e., earned bonuses, car allowance, unreimbursed expenses, and any other amount due to him under employee benefit or fringe benefit plans of the Company).

         Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


         The following is a list of Exhibits filed as a part of this Report.


         Exhibit No.                        Description
         ----------                         -----------

         **10.1 Employment Agreement, dated as of May 5, 2004, by and between Digital Fusion and Roy E. Crippen, III.

         **10.2 Employment Agreement, dated as of May 5, 2004, by and between Digital Fusion and Gary S. Ryan.

         **10.3 Employment Agreement, dated as of May 4, 2004, by and between Digital Fusion and Jeffrey L. Williams.

         **10.4 Subscription Agreement, dated as of May 11, 2004, by and between Digital Fusion and Madison Run LLC.

         **10.5 Form of Warrant to Purchase Shares of Common Stock, dated as of May 11, 2004

         **31.1            Certification of Chief Executive Officer Pursuant to
                           Section 302 of the  Sarbanes-Oxley Act of 2002.

         **32.1            Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of
                           Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
         ---------------
         *   Incorporated by reference.
         ** Filed herewith.
         + Management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K.

         1. Form 8-K filed March 16, 2004 pursuant to Item 12 (Results of Operations and Financial Condition), announcing Registrant's financial results for the fourth quarter and fiscal year ended December 31, 2003 and certain other information.

         2. Report on Form 8-K filed April 30, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure), announcing the appointment by the Board of Directors of Gary S. Ryan as a director and incoming President and the letter of intent to make an equity investment in the Company by Madison Run, LLC.


                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL FUSION, INC.


         Date:  May 14, 2004
                                 By:          /s/ Roy E. Crippen, III
                                    -----------------------------------------
                                 Name:           Roy E. Crippen, III
                                 Title: Chief Executive Officer and President
                                           (Principal Executive Officer)