Form 10QSB
period 2004-06-30
DIGITAL FUSION INC/NJ/
filed 2004-08-16
CIK 1057257

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004. (Second quarter of fiscal 2004)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from_____________ to______________________

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

     As of July 27, 2004, 7,984,904 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


================================================================================

                              DIGITAL FUSION, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                 --------


  ITEM 1. FINANCIAL STATEMENTS


           Condensed Consolidated Balance Sheets as of June 30, 2004
           (unaudited) and December 31, 2003..................................................      1

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited)......................      2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)................................      3

           Notes to Condensed Consolidated Financial Statements...............................      4


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ...............................................      6


  ITEM 3.  CONTROLS AND PROCEDURES............................................................     10


PART II. OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS..................................................................     11

  ITEM 2.  CHANGES IN SECURITIES..............................................................     11

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................     11

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................     11

  ITEM 5.  OTHER INFORMATION..................................................................     11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................     13

  SIGNATURES..................................................................................     14

  SECTION 302 CERTIFICATION BY CHIEF EXECUTIVE OFFICER

  SECTION 906 CERTIFICATION BY CHIEF EXECUTIVE OFFICER

  EXHIBITS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                    JUNE 30,       DECEMBER 31,
                            ASSETS                                    2004            2003
                                                                   -----------     ------------
                                                                   (UNAUDITED)
Current assets:
 Cash and cash equivalents                                          $    444         $    419
 Accounts receivable (net of allowance for doubtful
     accounts of $90 in 2004 and 2003)                                  1026              737
 Other current assets                                                     83               39
                                                                    --------         --------
  Total current assets                                                 1,553            1,195
Property and equipment, net                                               20               29
Intangible assets, net                                                 3,347            3,347
Other assets                                                              13               13
                                                                    --------         --------
  Total assets                                                      $  4,933         $  4,584
                                                                    ========         ========
                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                              $    834         $    658
 Current maturities of long-term debt                                  1,237               46
 Deferred revenue                                                         21               21
                                                                    --------         --------
  Total current liabilities                                            2,092              725
Interest payable - long term                                              62               39
Long-term debt, less current maturities                                   27            1,269
Pension obligation                                                       295              295
                                                                    --------         --------
  Total liabilities                                                    2,476            2,328
                                                                    --------         --------
Stockholders' equity:
 Common stock, $.01 par value, authorized 16,000,000 shares,
     7,984,904 issued and outstanding                                     80               72
 Additional paid in capital                                           40,434           39,919
 Accumulated deficit                                                 (38,057)         (37,735)
                                                                    --------         --------
  Total stockholders' equity                                           2,457            2,256
                                                                    --------         --------
  Total liabilities and stockholders' equity                        $  4,933         $  4,584
                                                                    ========         ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                        --------------------------      -------------------------
                                                            2004            2003            2004            2003
                                                          -------         -------         -------         -------
Revenues:
     Consulting                                           $ 1,165         $ 1,576         $ 2,446         $ 3,188
     Product                                                  471              58             676              58
                                                          -------         -------         -------         -------
         Total revenue                                      1,636           1,634           3,122           3,246
                                                          -------         -------         -------         -------
Cost of services and goods sold:
     Consulting                                               959           1,151           1,902           2,485
     Product                                                  444              55             633              55
                                                          -------         -------         -------         -------
         Total cost of services and goods sold              1,403           1,206           2,535           2,540
                                                          -------         -------         -------         -------
         Gross profit                                         233             428             587             706
                                                          -------         -------         -------         -------
Operating expenses:
     Selling                                                   93              72             190             181
     General & Administrative                                 334             467             647             950
                                                          -------         -------         -------         -------
         Total operating expenses                             427             539             837           1,131
                                                          -------         -------         -------         -------
         Operating income (loss)                             (194)           (111)           (250)           (425)
Interest expense, net                                          39              53              73             105
                                                          -------         -------         -------         -------
         Income (loss) before income taxes                   (233)           (164)           (323)           (530)
Income tax benefit                                           --              --              --              --
                                                          -------         -------         -------         -------
         Net income (loss)                                $  (233)        $  (164)        $  (323)        $  (530)
                                                          =======         =======         =======         =======
Basic earnings (loss) per share                           $ (0.03)        $ (0.02)        $ (0.04)        $ (0.07)
                                                          =======         =======         =======         =======
Basic weighted average common shares outstanding            7,985           7,168           7,985           7,168
                                                          =======         =======         =======         =======
Diluted earnings (loss) per share                         $ (0.03)        $ (0.02)        $ (0.04)        $ (0.07)
                                                          =======         =======         =======         =======
Diluted weighted average common shares outstanding          7,985           7,168           7,985           7,168
                                                          =======         =======         =======         =======



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                            2004          2003
                                                           ------        ------
Cash flows used in operating activities:
   Net loss                                                $(323)        $(530)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                       36           121
        Changes in assets and liabilities                   (131)           70
                                                           -----         -----
              Net cash used in operating activities         (418)         (339)
                                                           -----         -----
Cash flows used in investing activities:
   Capital expenditures - property and equipment              (4)           (2)
           Net cash used in investing activities              (4)           (2)
                                                           -----         -----
Cash flows used in financing activities:
Repayments of notes payable:                                  (6)         (160)
Net proceeds from equity sale                                453           256
                                                           -----         -----
           Net cash used in financing activities             447            96
                                                           -----         -----
Net decrease in cash and cash equivalents                     25          (245)
Cash and cash equivalents, beginning of periods              419           653
                                                           -----         -----
Cash and cash equivalents, end of periods                  $ 444         $ 408
                                                           =====         =====


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

     The results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results of operations and cash flows expected for the year ended December 31, 2004.

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $395,000 and $403,000 for the years ended 2003 and 2002 respectively and cash flow deficiencies of $107,000 and $1,026,000 during 2003 and 2002 respectively. These items raise substantial doubt about the Company's ability to continue as a going concern. However, because of the actions the Company has taken to restructure and streamline the Company, the completion of its equity sale, the payment in full of its outstanding debt to its primary lender, and the establishment of a line of credit with a local bank, management believes it currently has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the completion of its equity sale, and its line of credit. In order for the Company to support substantial growth, it may need to obtain other externally generated funds. There can be no assurance as to the availability of such funding, and if available, whether the terms would be acceptable to the Company.

     The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock-based compensation and, in the table below has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". The Company has implemented the disclosure provisions of SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. During the three-month period ended June 30, 2004, 572,000 stock options were granted to employees.

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                              JUNE 30,                                 JUNE 30,
                                                    2004                  2003                2004                  2003
                                                -------------         ------------         ------------         -----------


Net (loss), as reported                         $    (233,392)        $   (164,000)        $   (323,117)        $  (530,000)

Total stock-based employee  compensation
expense  included in reported net income
applicable  to common  stockholder,  net
of tax                                                     --                   --                   --                  --

Total stock-based employee compensation
determined under fair value based
method, net of related tax effects              $     (51,962)        $    (79,000)        $    (75,056)        $  (158,000)
                                                -------------         ------------         ------------         -----------

Pro forma net (loss)                                 (285,354)            (243,000)            (398,173)           (688,000)
                                                =============         ============         ============         ===========

Earnings per share

  Basic - as reported                           $       (0.03)        $      (0.02)        $      (0.04)        $     (0.07)
                                                =============         ============         ============         ===========
  Basic - pro forma                             $       (0.04)        $      (0.03)        $      (0.05)        $     (0.10)
                                                =============         ============         ============         ===========
  Diluted - as reported                         $       (0.03)        $      (0.02)        $      (0.04)        $     (0.07)
                                                =============         ============         ============         ===========
  Diluted - pro forma                           $       (0.04)        $      (0.03)        $      (0.05)        $     (0.10)
                                                =============         ============         ============         ===========




     The preceding pro forma results were calculated with the use of the Black-Scholes option-pricing model. The following assumptions were used for the periods ended June 30, 2004 and 2003, respectively.


                                            2004             2003
                                           -----            -----
Risk-free interest rate                    4.43%            3.52%
Dividend yield                                0%               0%
Expected life - years                         10               10
Volatility                                   59%              62%






2. LOSS PER SHARE DATA

     Common stock equivalents in the three and six month periods ended June 30, 2004 and June 30, 2003, were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

3. INCOME TAXES

     The Company has not recognized an income tax benefit for its operating losses generated in the three and six-month periods ended June 30, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and six-month periods ended June 30, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

4. DEBT RESTRUCTURING

     On January 15, 2004, the note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefor, Digital Fusion issued a note to Mr. Crippen for approximately $137,000 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement with Digital Fusion's primary lender, the note was secured by a security interest in property owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

     On April 7, 2004, the Company restructured its outstanding note with its primary lender to suspend monthly payments until February 2005. The note bore an interest rate of 10% with monthly payments due on the first day of each month of $50,000 plus interest commencing on February 1, 2005 until the maturity date of January 1, 2006. In addition, the Company paid an amendment fee of $25,000 to the note-holder that is being amortized to interest expense over the life of the loan. In relation to the first note, the note-holder was given the right to convert the principal portion of the note and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.922. In relation to the second note, the note-holder was given the right to convert the principal and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.35.

     On April 22, 2004 and on May 11, 2004, the Company's primary lender exercised its right to convert principal and/or interest into fully paid and non-assessable shares of common stock of Digital Fusion, Inc. at the fixed conversion price of $0.35. With both the transactions, the primary lender converted $35,000 of the principal, of which no interest is owed, to 100,000 shares of common stock. The conversion was deemed to constitute a conversion of outstanding principal amount to be applied against subsequent amounts to be paid. In addition, the lender issued a "rebate credit" for every dollar in principal amount converted equal to the amount of time in years and fractions thereof from the closing date, as defined in the Securities Purchase Agreement, to the conversion date times four percent (4%) that was applied as a reduction in the monthly amount due.

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

5. SUBSEQUENT EVENTS

     On July 1, 2004, Digital Fusion fully redeemed the approximately $560,000 secured convertible debt with its primary lender and entered into a secured revolving line of credit with a local bank. The line of credit has an interest rate of prime plus one percent, is secured by the Company's receivables and certain guarantees, and is not to exceed $800,000.


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

RESULTS OF OPERATIONS


THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

     REVENUES. Consulting revenues decreased by $411,000 to $1.2 million and 742,000 to $2.4 million for the three and six months ended June 30, 2004. Over 50% of the decrease in revenues was due to the reduction in sales to the Company's largest consulting customer with the remainder due to projects being completed without others available to replace them. Revenue from Digital Fusion's largest professional services customer was responsible for 19% of its revenue in 2004 as compared to 29% in 2003. The Company expects its revenues to increase during the remainder of 2004 as compared to 2003 due to the expansion of its federal services market and to certain identified new opportunities.

     During the second quarter of 2003, the Company began reselling the Intuit product Track-It! to governmental organizations. Revenues for the three and six months ended June 30, 2004, were $471,000 and $676,000 respectively, as compared to $58,000 for the three and six months ending June 30, 2003.

     COST OF SERVICES AND GOODS SOLD. Cost of services consists primarily of salaries and expenses of programming and technical personnel, expenses related to applications sold to customers, and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $193,000 to $958,000 and $583,000 to $1.9 million for the three and six months ended June 30, 2004. The decrease is due to a reduction in head count in conjunction with the revenue decrease from 2003 to 2004. The Company expects its cost of services in 2004 to increase proportionally to its increase in revenues.

     The cost of goods sold of $445,000 and $633,000 for the three and six months ended June 30, 2004 is related to the reselling of the Intuit product Track-It! that began in the second quarter of 2003.

     GROSS PROFIT. Gross profit for services during the second quarter of 2004 is $206,000 or 18% of services revenues as compared to $425,000, or 27% of services revenues for the second quarter of 2003. Gross profit for services for the six-month period ended June 30, 2004 was $544,000 or 22% of services revenues as compared to $703,000 or 22% of services revenues for the same period in 2003. The decrease in services gross profit as a percent of services revenues is due to decreased sales without a corresponding decrease in direct labor costs.

     The gross profit for product was $27,000 or 6% and 3,000 or 5% for the quarter ending June 30, 2004 and 2003 respectively. Gross profit for product for the six-month period ended June 30, 2004 and 2003 was $43,000 or 6% and 3,000 or 5% respectively. The consistent and low profit margin on product sales is attributable to the low mark-up required on sales to governmental entities.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs associated with the administration of the company. SG&A expenses decreased by $112,000, or 21%, for the three-month period ended June 30, 2004 compared to the same period during 2003, and $294,000 or 26% for the six-month period ended June 30, 2004 compared to the same period during 2003. The decrease in SG&A is due to the corporate headquarters move from Tampa, Florida to Huntsville, Alabama, which resulted in the decrease of corporate personnel and related salaries and benefits, and a decrease in facilities, communications, and insurance expense. In addition, depreciation expense decreased because of certain assets becoming fully depreciated. SG&A costs are expected to increase during 2004 with the expansion of the Company's federal services market and certain identified new opportunities that require additional accountability.

     INTEREST EXPENSE (INCOME), NET. Interest expense decreased from $53,000 in the second quarter of 2003 to $39,000 for the second of 2004. The decrease was due primarily to the reduction in debt to the Company's primary lender.

     INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three and six-month periods ended June 30, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and six-month periods ended June 30, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     NET INCOME (LOSS). The Company incurred a net loss of $233,000 and $323,000 for the three and six-month periods ended June 30, 2004, respectively, compared to a net loss of $164,000 and $530,000 for the three and six-month periods ended June 30, 2003, respectively. Although revenues remained fairly constant during the three and six-month period ended June 30, 2004 and 2003 and expenses in general decreased, the mix of sales and cost of sales between services and product caused the net loss to increase during the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The net cash used in operating activities was $418,000 in 2004 compared to $339,000 during 2003 due to the Company's expenses exceeding its revenues.

     Net cash used in investing activities was $4,000 during 2004, which was used to invest in computer equipment for the Company's operations. The Company does not expect to have significant equipment purchases during the remainder of 2004.

     Net cash provided by financing activities was $447,000. During the first quarter of 2004, the Company restructured its short-term debt to refinance its note to PowerCerv with Mr. Roy E. Crippen, III, Digital Fusion's CEO, and to suspend principal payments to its primary lender until February 2005.

     On May 11, 2004, Digital Fusion and Madison Run, LLC completed an equity sale whereby Madison Run bought 608,108 shares of Digital Fusion common stock at $0.74 per share for a total of $450,000, was issued a five year warrant to purchase 304,054 shares of Digital Fusion common stock at $0.89 per share, and was issued a five year warrant to purchase 212,839 shares of Digital Fusion common stock at $0.94 per share. Digital Fusion President, Mr. Gary Ryan, is a member of the Madison Run investment group and personally invested $100,000 in the offering.

     Working capital at June 30, 2004 is negative $177,000. The net accounts receivable balance outstanding at June 30, 2004 is $1.0 million. The Company has funded its cash needs through consistent collections of accounts receivable and current operations and through the convertible note issued by its primary lender in July 2002 and restructured in April 2003 and 2004 and with the completion of its equity sale to Madison Run, LLC.

     On July 1, 2004, Digital Fusion fully redeemed the approximately $560,000 secured convertible debt with its primary lender and entered into a secured revolving line of credit with a local bank. The line of credit has an interest rate of prime plus one percent, is secured by the Company's receivables and certain guarantees, and is not to exceed $800,000.

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

     The Company believes that, because of these actions and the actions it has taken to reorganize and streamline the Company, the completion of its equity sale, the payment in full of its outstanding debt to its primary lender, and the establishment of a line of credit with a local bank, it currently has enough cash to meet its funding requirements over the next year. In order for the Company to support substantial growth, it may need to obtain other externally generated funds. There can be no assurance as to the availability of such funding, and if available, whether the terms would be acceptable to the Company.

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

ITEM 3. CONTROLS AND PROCEDURES.

     a. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of the Company's management, including the Company's principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-1(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, the principal executive officer concluded that the disclosure controls and procedures were effective such that the material information required to be included in the Company's Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time-periods specified in SEC rules and forms relating to Digital Fusion, Inc., particularly during the period when this report was being prepared.

     b. CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or to management's knowledge, in other factors that could significantly affect the disclosure controls and procedures subsequent to the Evaluation Date.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on July 28, 2004:

                                                Votes            Authority
                                              Cast For           Withheld
                                              --------           ---------


1. Election of Directors:

   Nicholas R. Loglisci, Jr.                 5,643,485            367,621

   Roy E. Crippen, III                       5,645,585            365,521

   O.G. Greene                               5,640,385            370,721

   Gary S. Ryan                              5,645,725            365,381

                                                                         Broker
                                 For       Against       Abstentions   Non-Votes
                                -----      -------       ------------  ---------

2. Ratification of
Pender Newkirk & Company
as independent accountants  5,645,405      364,151            1,550          0



ITEM 5. OTHER INFORMATION.

EXECUTIVE AGREEMENTS

     CRIPPEN EMPLOYMENT AGREEMENT. On May 5, 2004, The Company entered into a subsequent agreement with Mr. Crippen for a period of two-years under which Mr. Crippen continues to be employed to serve as our chief executive officer. Mr. Crippen relinquished the title of president upon the commencement of Mr. Ryan's employment with the Company to serve as our president. Under his employment agreement, Mr. Crippen is eligible to receive an annual salary of $140,200 and a monthly allowance of $125 to cover the cost of telephone expense. Under his employment agreement, Mr. Crippen will be eligible for performance bonuses under the executive compensation plan. Mr. Crippen is also eligible to participate in our employee benefit plans, and receive three weeks vacation.

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

     RYAN EMPLOYMENT AGREEMENT. On May 5, 2004, we entered into a two-year employment agreement with Mr. Ryan under which Mr. Ryan is employed to serve our president, which became May 5, 2004, respectively. Under his employment agreement, Mr. Ryan is eligible to receive an annual salary of $130,000; a monthly allowance of $125 to cover the cost of telephone expense; an option to purchase a total of 450,000 shares of our common stock at an exercise price per share of $0.81. A portion of the vesting shall be performance based. The vesting will occur as follows: 1) 150,000 shares shall vest 100% immediately upon grant of the option; 2) 150,000 shares shall vest 100% immediately upon the following occurrence: If the Company's trailing four (4) quarters revenue is more than $15 million with minimum net income of $1 million OR if the Company's trailing four
(4) quarters' earnings is more than $1.5 million. Revenue and earnings shall be based on GAAP; however, they shall be adjusted to eliminate extraordinary one-time events such as expensing acquisition costs or revenue associated with an acquisition; and 3) 150,000 shares shall vest 100% immediately upon the following occurrence: If the Company's trailing four (4) quarters revenue is more than $25 million with minimum net income of $1.75 million OR if the Company's trailing four (4) quarters' earnings is more than $2.5 million. Revenue and earnings shall be based on GAAP; however, they shall be adjusted to eliminate extraordinary one-time events such as expensing acquisition costs or revenue associated with an acquisition.

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

     WILLIAMS EMPLOYMENT AGREEMENT. On May 4, 2004, we entered into a two-year employment agreement with Mr. Williams under which Mr. Williams is employed to serve as our vice president of federal services and operations. Under his employment agreement, Mr. Williams is eligible to receive an annual salary of $127,400 and a monthly allowance of $100 to cover the cost of telephone expense

     Under his employment agreement, Mr. Williams will be eligible for performance bonuses under the executive compensation plan. Mr. Williams is also eligible to participate in our employee benefit plans, and receive three weeks vacation. Under his employment agreement, Mr. Williams is required to keep all confidential information of DFI confidential, and for the period of his employment, plus an additional one-year period following termination of his employment, Mr. Williams is not allowed to compete with DFI.

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


EXHIBIT NO.                DESCRIPTION


*10.1 Employment Agreement, dated as of May 5, 2004, by and between Digital Fusion and Roy E. Crippen, III.

*10.2 Employment Agreement, dated as of May 5, 2004, by and between Digital Fusion and Gary S. Ryan.

*10.3 Employment Agreement, dated as of May 4, 2004, by and between Digital Fusion and Jeffrey L. Williams.

*10.4 Subscription Agreement, dated as of May 11, 2004, by and between Digital Fusion and Madison Run LLC.

*10.5    Form of Warrant to Purchase Shares of Common Stock, dated as of May 11,
         2004

**10.6 Loan Agreement, security agreements and guarantees, each dated June 20, 2004, among First Commercial Bank of Huntsville and the Company, for a $800,000 revolving line of credit.

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

3. Form 8-K filed August 16, 2004 pursuant to Item 12 (Results of Operations and Financial Condition), announcing the Registrant's financial results for the second quarter ended June 30, 2004 and certain other information.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIGITAL FUSION, INC.


Date: August 16, 2004
                                By: /s/ Roy E. Crippen, Iii
                                   -----------------------------------------
                                Name:   Roy E. Crippen, III
                                Title:  Chief Executive Officer
                                         (Principal Executive Officer)