Form 10QSB
period 2004-09-30
DIGITAL FUSION INC/NJ/
filed 2004-11-15
CIK 1057257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004. (Third quarter of fiscal 2004)

                                  OR

|_| TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
    EXCHANGE  ACT  For  the  transition  period  from_________  to__________

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

     As of November 9, 2004, 9,636,704 shares of the issuer's common stock, par value $.01 per share, were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                              DIGITAL FUSION, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                 --------
  ITEM 1.  FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheets as of September 30, 2004
           (unaudited) and December 31, 2003..................................................         1

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003 (unaudited)................         2

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2004 and 2003 (unaudited)...............................         3

           Notes to Condensed Consolidated Financial Statements...............................         4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS .............................................................          7

  ITEM 3. CONTROLS AND PROCEDURES.............................................................        12

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS...................................................................        12

  ITEM 2.  CHANGES IN SECURITIES..............................................................        12

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................        12

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................        12

  ITEM 5.  OTHER INFORMATION..................................................................        12

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................        14

  SIGNATURES..................................................................................        15

  SECTION 302 CERTIFICATION BY CHIEF EXECUTIVE OFFICER

  SECTION 906 CERTIFICATION BY CHIEF EXECUTIVE OFFICER



PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,
                                                                2004      DECEMBER 31,
                                ASSETS                        UNAUDITED      2003
                                                               --------    -------
Current assets:
 Cash and cash equivalents                                     $     58    $    419
 Accounts receivable (net of allowance for doubtful
     accounts of $90 in 2004 and 2003)                            1,208         737
 Other current assets                                                20          39
                                                               --------    --------
  Total current assets                                            1,286       1,195
Property and equipment, net                                         185          29
Intangible assets, net                                            3,347       3,347
Other assets                                                         13          13
                                                               --------    --------
  Total assets                                                 $  4,831    $  4,584
                                                               ========    ========
                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                         $  1,544    $    658
 Current maturities of long-term debt                               801          46
 Deferred revenue                                                    21          21
                                                               --------    --------
  Total current liabilities                                       2,366         725
Interest payable - long term                                       --            39
Long-term debt, less current maturities                              40       1,269
Pension obligation                                                  295         295
                                                               --------    --------
  Total liabilities                                               2,701       2,328
                                                               --------    --------
Stockholders' equity:
 Common stock, $.01 par value, authorized 16,000,000 shares,
     7,985,404 and 7,167,671 issued and outstanding
     for 2004 and 2003 respectively                                  80          72
 Additional paid in capital                                      40,434      39,919
 Accumulated deficit                                            (38,384)    (37,735)
                                                               --------    --------
  Total stockholders' equity                                      2,130       2,256

                                                               --------    --------
  Total liabilities and stockholders' equity                   $  4,831    $  4,584
                                                               ========    ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Three months ended              Nine months ended
                                                              September 30,                  September 30,
                                                          ----------------------        ----------------------
                                                            2004           2003           2004           2003
                                                          -------         ------        -------         ------
Revenues:
     Consulting                                           $ 1,153         $1,484        $ 3,598         $ 4,672
     Product                                                  891            174          1,567             232
                                                          -------         ------        -------         -------
         Total revenue                                      2,044          1,658          5,165           4,904
                                                          -------         ------        -------         -------
Cost of services and goods sold:
     Consulting                                               996          1,092          2,897           3,577
     Product                                                  845            165          1,478             220
                                                          -------         ------        -------         -------
         Total cost of services and goods sold              1,841          1,257          4,375           3,797
                                                          -------         ------        -------         -------
         Gross profit                                         203            401            790           1,107
                                                          -------         ------        -------         -------
Operating expenses:
     Selling                                                   98             70            288             250
     General & Administrative                                 374            316          1,021           1,266
                                                          -------         ------        -------         -------
         Total operating expenses                             472            386          1,309           1,516
                                                          -------         ------        -------         -------
         Operating income (loss)                             (269)            15           (519)           (409)
Interest expense, net                                          58             49            131             154
                                                          -------         ------        -------         -------
         (Loss) before income taxes                          (327)           (34           (650)           (563)
Income tax benefit                                           --             --             --              --
                                                          -------         ------        -------         -------
         Net  (loss)                                      $  (327)        $  (34)       $  (650)        $  (563)
                                                          =======         ======        =======         =======
Basic  (loss) per share                                   $ (0.04)        $(0.00)       $ (0.09)        $ (0.08)
                                                          =======         ======        =======         =======
Basic weighted average common shares outstanding            7,985          7,168          7,599           7,168
                                                          =======         ======        =======         =======
Diluted (loss) per share                                  $ (0.04)        $(0.00)       $ (0.09)        $ (0.08)
                                                          =======         ======        =======         =======
Diluted weighted average common shares outstanding          7,985          7,168          7,599           7,168
                                                          =======         ======        =======         =======



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                           2004          2003
                                                           -----         -----
Cash flows used in operating activities:
   Net loss                                                $(650)        $(563)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                         72           153
        Changes in assets and liabilities                    371            60
                                                           -----         ----
              Net cash used in operating activities         (207)         (350)
                                                           -----         ----
Cash flows used in investing activities:
   Capital expenditures - property and equipment             (71)           (4)
                                                           -----         ----
           Net cash used in investing activities             (71)           (4)
                                                           -----         ----
Cash flows used in financing activities:
Repayments of notes payable                                 (536)         (270)
Net proceeds from equity sale                                453           256
                                                           -----         ----
           Net cash used in financing activities             (83)          (14)
                                                           -----         ----
Net decrease in cash and cash equivalents                   (361)         (368)
Cash and cash equivalents, beginning of periods              419           653
                                                           -----         ----
Cash and cash equivalents, end of periods                  $  58         $ 285
                                                           =====         ====

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  The condensed consolidated interim financial statements of Digital Fusion, Inc. ("Digital Fusion", "DFI", or the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments and reclasses) necessary for a fair presentation of the information shown herein have been included.

                  The results of operations and cash flows for the nine-month period ended September 30, 2004 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2004.

                  The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred losses of $650,000 for the nine months ended September 30, 2004, and $395,000 and $403,000 for the years ended 2003 and 2002 respectively and cash flow deficiencies of $207,000 for the nine months ended September 30, 2004, and $107,000 and $1,026,000 during 2003 and 2002 respectively. These items raise substantial doubt about the Company's ability to continue as a going concern.

                  However, because of the numerous actions the Company has taken to restructure and streamline the Company, adding an Engineering Services Division which includes the acquisition of a high technology engineering firm, completing two equity sales, paying in full its outstanding debt to its former primary lender, and establishing a line of credit with a local bank, management believes it has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the completion of two equity sales, and its line of credit. Future growth will be supported with revenue from continuing operations, the Company's new Engineering Services division and the acquisition of a high technology engineering firm.

                  The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock-based compensation and, in the table below has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". The Company has implemented the disclosure provisions of SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. During the three-month period ended September 30, 2004, 547,000 stock options were granted to employees.

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                             2004          2003         2004           2003
                                          ----------    ----------   ----------    ------------
Net (loss), as reported                   $(327,000)    $  (34,000)  $  (650,000)  $   (563,000)

Total stock based employee  compensation
expense included in reported net income
applicable to common stockholder,
net of tax                                         -             -             -              -

Total  stock-based  employee  compensation
determined  under fair  value  based
method, net of related tax effects        $  (61,000)   $  (78,000)  $  (136,000)  $   (158,000)
                                          ----------    ----------   -----------   ------------
Pro forma net (loss)                        (388,000)     (112,000)     (786,000)      (799,000)
                                          ==========    ==========   ===========   ============
Earnings per share

  Basic - as reported                     $    (0.04)   $    (0.00)  $     (0.09)  $      (0.08)
                                          ==========    ==========   ===========    ===========
  Basic - pro forma                       $    (0.05)        (0.02)        (0.10)         (0.11)
                                          ==========    ==========   ===========    ============
  Diluted - as reported                   $    (0.04)   $    (0.00)  $     (0.09)  $      (0.08)
                                          ===========   ==========   ===========   ============
  Diluted - pro forma                     $    (0.05)   $    (0.02)  $     (0.10)  $      (0.11)
                                          ===========   ==========   ===========   ============


         The preceding pro forma results were calculated with the use of the Black-Scholes option-pricing model. The following assumptions were used for the periods ended September 30, 2004 and 2003, respectively.


                                          2004             2003
                                        -------          -------
Risk-free interest rate                  4.35%            3.52%
Dividend yield                              0%               0%
Expected life - years                      10               10
Volatility                                 57%              62%

2.       LOSS PER SHARE DATA

                  Common stock equivalents in the three and nine month periods ended September 30, 2004 and September 30, 2003, were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

3.       INCOME TAXES

                  The Company has not recognized an income tax benefit for its operating losses generated in the three and nine-month periods ended September 30, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and nine-month periods ended September 30, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

         4.       DEBT RESTRUCTURING

                  On January 15, 2004, the note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefore, Digital Fusion issued a note to Mr. Crippen for approximately $137,000 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement with Digital Fusion's primary lender, the note is secured by a security interest in property owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

                  On April 7, 2004, the Company restructured its outstanding note with its primary lender to suspend monthly payments until February 2005. The note bore an interest rate of 10% with monthly payments due on the first day of each month of $50,000 plus interest commencing on February 1, 2005 until the maturity date of January 1, 2006. In addition, the Company paid an amendment fee of $25,000 to the note-holder that will be amortized to interest expense over the life of the loan. In relation to the first note, the note-holder was given the right to convert the principal portion of the note and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.922. In relation to the second note, the note-holder was given the right to convert the principal and/or interest due and payable into fully paid and non-assessable shares of common stock of the Company at the fixed conversion price of $0.35.

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

                  5.       SUBSEQUENT EVENTS

                   On October 21, 2004, the Company completed its second $1.65 million equity sale with Madison Run, LLC. The financing will allow the Company to retire certain debt, provide working capital to grow its federal engineering services business, and provide capital to make potential acquisitions. The financing agreement will allow Madison Run to purchase 1.6 million shares of Digital Fusion common stock at $1.00 per share as well as the issuance of 50,000 five-year warrants to purchase Digital Fusion common stock at $1.25 per share.

                   On October 28, 2004, Digital Fusion, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Agreement") with Michael
         W. Wicks ("Wicks") pursuant to which Wicks agreed to sell all of his outstanding capital stock of Summit Research Corporation ("Summit").

                   Under the terms of the Agreement, the Company will pay to Wicks (a) $1,600,000 in cash at the closing of the transaction (the "Closing"), (b) 575,000 shares of the Company's common stock as of the Closing, (c) on the sixth month anniversary of the Closing, $600,000 cash plus an additional amount equal to the excess of Summit's tangible net worth as of the Closing in excess of $900,000 (the "Second Payment"). The tangible net worth of Summit as of the Closing shall be determined by Summit's independent certified public accountants (subject to review by the Company's independent certified public accountants), and (d) convertible promissory note (the "Note") in the cumulative amount of $2,700,000. To the extent that Summit's tangible net worth as of the Closing is less than $900,000, the Note shall be reduced by that same amount.

                   The principal portion of the Note may be converted at any time by Wicks into a number of shares determined by dividing the converted principal amount of the Note by the Conversion Price of $2.25 per share. In the event the entire Note is converted, Wicks will receive a total of 1,200,000 shares of the Company's common stock. No interest shall accrue on the Note during any calendar month in which the Company's common stock is publicly traded and the average closing price of the Company's common stock is greater than $2.80 per share.

                   The  Closing,  subject  to  normal  closing  conditions,   is
         scheduled for January 3, 2005.

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

         OVERVIEW

                  Digital  Fusion is an information  technology and  engineering services company that helps its customers make the most of technology to meet their business needs. The Company's IT Services division provides solutions to both government and commercial customers, focused in the following areas: Business process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration and IT Support. Digital Fusion's Engineering Services division supports a variety of customers with state-of-the art solutions that include Computational Aerodynamics/CFD, Optical Systems Design, Development and Test, Thermo/structural Dynamics, Models and Simulations, and Ground/Flight Planning, Execution, and Data Analysis. Based in Huntsville, Alabama, Digital Fusion also has offices in Washington D.C., Orlando, and New Jersey.

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

                  On September 13, 2004, Digital Fusion employed Mr. Edward G. Rawlinson as its Vice President of Engineering Services reporting to the Company's president and COO, Mr. Gary Ryan. Mr. Rawlinson has over 30 year experience in the ballistic missile defense industry specializing in the analysis, development and test of missile systems.

                   RESULTS OF OPERATIONS


         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                  REVENUES. Consulting revenues decreased by $331,000 to $1.2 million and $1.1 million to $3.6 million for the three and nine months ended September 30, 2004. Over 50% of the decrease in revenues was due to the reduction in sales to the Company's largest consulting customer with the remainder due to projects that were completed without others available to replace them. Revenue from Digital Fusion's largest professional services customer was responsible for 15.4% of its revenue in 2004 as compared to 26.5% in 2003. The Company expects its revenues to increase during the remainder of 2004 as compared to 2003 due to the expansion of its federal services market and the addition of its Engineering Services Division, which will specialize in the analysis, development, and test of missile systems.

                  During the second quarter of 2003, the Company began reselling the Intuit product Track-It! to governmental organizations. Revenues for the three and nine months ended September 30, 2004, increased to $891,000 and $1.6 million respectively, as compared to $174,000 and $232,000 for the three and nine months ending September 30, 2003. Digital Fusion is the sole source through which Intuit can sell to governmental entities. As the relationship between DFI and Intuit has solidified, Intuit developed its own federal team that concentrates on government agencies exclusively.

                  COST OF SERVICES AND GOODS SOLD. Cost of services consists primarily of salaries and expenses of programming and technical personnel, expenses related to applications sold to customers, and fees paid to outside consultants engaged for customer projects. Cost of services decreased by $96,000 to $996,000 and $680,000 to $2.9 million for the three and nine months ended September 30, 2004. The decrease is due to a reduction in head count in conjunction with the revenue decrease from 2003 to 2004. The Company expects its cost of services to increase proportionally to its increase in revenues.

                  Cost of goods sold increased by $680,000 to $845,000 and $1.3 million to $1.5 million for the three and nine months ended September 30, 2004. The increase is due to the increased sales of the Intuit product Track-It! that began in the second quarter of 2003.

                  GROSS PROFIT. Gross profit for services during the third quarter of 2004 is $157,000 or 13.6% of services revenues as compared to $392,000, or 26.4% of services revenues for the third quarter of 2003. Gross profit for services for the nine-month period ended September 30, 2004 was $701,000 or 19.5% of services revenues as compared to $1.1 million or 23.4% of services revenues for the same period in 2003. The decrease in services gross profit as a percent of services revenues is due to decreased sales without a corresponding decrease in direct labor costs.

                  Gross profit for product was $46,000 or 5.2% and $9,000 or 5.2% for the quarter ending September 30, 2004 and 2003 respectively. Gross profit for product for the nine-month period ended September 30, 2004 and 2003 was $89,000 or 5.7% and $12,000 or 5.2% respectively. The consistent and low profit margin on product sales is attributable to the low mark-up required on sales to governmental entities.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs related to the administration of the company. SG&A expenses increased $86,000, or 22.3%, for the three-month period ended September 30, 2004 compared to the same period during 2003, and decreased $207,000 or 13.7% for the nine-month period ended September 30, 2004 compared to the same period during 2003. The increase in SG&A for the three-month period ended September 30, 2004 compared to the same period during 2003 is primarily due to the $88,000 write-down of certain liabilities in the third quarter 2003. The decrease in SG&A for the nine-month period ended September 30, 2004 compared to the same period during 2003 is due to the corporate headquarters move from Tampa, Florida to Huntsville, Alabama, which resulted in the decrease of corporate personnel and related salaries and benefits, and a decrease in facilities, communications, and insurance expense. In addition, depreciation expense decreased $132,000 because certain assets became fully depreciated. SG&A costs are expected to increase during 2004 with the expansion of the Company's federal services market and the addition of its Engineering Services Division.

                  INTEREST EXPENSE, NET. Interest expense increased from $48,000 in the third quarter of 2003 to $59,000 for the third quarter of 2004. The increase was due to certain deferred financing costs of $29,000 that were fully amortized offset by the interest savings associated with the pay-off of the Company's debt to its former primary lender.

                  INCOME TAX BENEFIT. The Company has not recognized an income tax benefit for its operating losses generated in the three and nine-month periods ended September 30, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and nine-month periods ended September 30, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

                  NET LOSS. The Company incurred a net loss of $327,000 and $650,000 for the three and nine-month periods ended September 30, 2004, respectively, compared to a net loss of $34,000 and $563,000 for the three and nine-month periods ended September 30, 2003, respectively. In addition to the total revenue decrease, the mix of sales between services and product caused the net loss to increase during the third quarter of 2004.

         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash used in operating activities was $207,000 in 2004 compared to $350,000 during 2003 due to the Company's expenses exceeding its revenues.

                  Net cash used in investing activities was $71,000 during 2004, which was used to invest in computer equipment for the Company's operations and office furniture for the Company's new Engineering
         Services Division. The Company does not expect to have significant equipment purchases during the remainder of 2004.

                  Net cash used in financing activities was $29,000. During the first quarter of 2004, the Company restructured its short-term debt to refinance its note to PowerCerv with Mr. Roy E. Crippen, III, Digital Fusion's CEO, and to suspend principal payments to its primary lender until February 2005.

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

                  Working capital at September 30, 2004 is negative $1.1million. The net accounts receivable balance outstanding at September 30, 2004 is $1.2 million. The Company has funded its cash needs through consistent collections of accounts receivable, through the convertible note issued by its former primary lender in July 2002, restructured in April 2003 and 2004, and paid in full July 1, 2004, through the completion of its two equity sales to Madison Run, LLC, and with obtaining a line of credit with a local bank secured by the Company's receivables and certain guarantees, at an interest rate of prime plus one percent, not to exceed $800,000.

                  Management is currently building relationships where Digital Fusion would be the service provider in the relationship. During October 2002, DFI was awarded its five-year information technology schedule by the U.S. General Services Administration (GSA), which makes the Company's services readily available to federal agencies.

                  During the third quarter 2004, Digital Fusion began selling the SPI Dynamics Information Assurance product line WebInspect. Digital Fusion is a Value Added Reseller (VAR) for SPI Dynamics. WebInspect audits web based applications and determines security vulnerabilities. Digital Fusion markets these products along with remediation services to commercial and government customers.

                  The federal services market is expected to increase with the employment of Gary Ryan as the Company's president on May 5, 2004, the addition of the Company's Engineering Services Division and the acquisition of Summit Research Corporation.

                  The Company has taken numerous actions to restructure and streamline the Company, adding an Engineering Services Division, which includes the acquisition of a high technology engineering firm, completing two equity sales, paying in full its outstanding debt to its former primary lender, and establishing a line of credit with a local bank. Because of these actions, management believes it has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the completion of two equity sales, and its line of credit. Future growth will be supported with revenue from continuing operations, the Company's new Engineering Services division and the acquisition of Summit, a high technology engineering firm.

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

                  None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An Annual Meeting of Stockholders of the Company was held on July 28, 2004. At the meeting, holders of 6,011,106 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The stockholders voted on three proposals at the Meeting, all of which were approved. The vote of the stockholders is set forth below:

1.   Election  of  Directors   to  serve  until  the  next  Annual   Meeting  of
     Stockholders and until their respective successors have been elected and qualified.

                                                         Against or           Broker
                                        For               withheld           Non-vote
                                  -----------------     -------------     --------------

Nicholas R. Loglisci, Jr.            5,643,485             367,621               0
Roy E. Crippen, III                  5,645,585             365,521               0
O.G. Greene                          5,640,385             370,721               0
Gary S. Ryan                         5,645,725             365,381               0


2. Ratify the appointment of Pender Newkirk & Company as the independent auditors for the Company for the fiscal year ending December 31, 2004.

                                                                                         Broker
                                     For              Against          Abstain          Non-vote
                               -----------------    -------------    ------------    ---------------
                                  5,645,405           364,151           1,550              0

         ITEM 5.  OTHER INFORMATION.

                  None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS


         The following is a list of Exhibits filed as a part of this Report.


         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------

         *10.1 Employment Agreement dated as of May 5, 2004, by and between Digital Fusion and Roy E. Crippen, III.

         *10.2 Employment Agreement, dated as of May 5, 2004, by and between Digital Fusion and Gary S. Ryan.

         *10.3 Employment Agreement, dated as of May 4, 2004, by and between Digital Fusion and Jeffrey L. Williams.

         *10.4 Subscription Agreement, dated as of May 11, 2004, by and between Digital Fusion and Madison Run LLC.

         *10.5 Form of Warrant to Purchase Shares of Common Stock, dated as of May 11, 2004

         *10.6 Loan Agreement, security agreements and guarantees, each dated June 20, 2004, among First Commercial Bank of Huntsville and the Company, for an $800,000 revolving line of credit.

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

(B) REPORTS ON FORM 8-K.

1. Form 8-K filed March 16, 2004 pursuant to Item 12 (Results of Operations and Financial Condition), announcing Registrant's financial results for the first quarter ended March 31, 2004 and the completion of the equity investment by Madison Run, LLC.

2. Form 8-K filed July 22, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure), announcing the redemption of its convertible debt owed to a New York based institutional private equity fund and the entering of a secured revolving line of credit with First Commercial Bank in Huntsville, Alabama, an affiliate of Synovus Financial Corp.

3. Form 8-K filed August 13, 2004 pursuant to Item 12 (Results of Operations and Financial Condition), announcing Registrant's financial results for the second quarter ended June 30, 2004 and certain other information.

4. Form 8-K filed September 30, 2004 pursuant to Item 8.01 (Other Events) announcing the equity financing commitment from Madison Run, LLC and hiring of Edward Rawlinson as VP of Engineering Services.

5. Form 8-K filed October 21, 2004 pursuant to Item 8.01 (Other Events) announcing the completion of a $1.65 million equity financing transaction with Madison Run, LLC.

6. Form 8-K filed October 28, 2004 pursuant to Item 1.01 (Entry Into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits) announcing Digital Fusion, Inc. entering into a Stock Purchase Agreement (the "Agreement") with Michael W. Wicks ("Wicks") pursuant to which Wicks agreed to sell all of his outstanding capital stock of Summit Research Corporation ("Summit").

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIGITAL FUSION, INC.


Date: November 15, 2004
                                      By:      /s/ ROY E. CRIPPEN, III
                                     ---------------------------------------
                                      Name:        Roy E. Crippen, III
                                      Title:   Chief Executive Officer
                                               Principal Executive Officer)