Form 10KSB
period 2004-12-31
DIGITAL FUSION INC/NJ/
filed 2005-03-31
CIK 1057257

================================================================================

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2004
                                       OR

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


                4940-A Corporate Drive, Huntsville, Alabama 35805
          (Address of principal executive offices, including zip code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for its most recent fiscal year: $6,766,000.

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

     As of March 28, 2005, 10,800,548 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

     Documents Incorporated by Reference. The information called for by Part III, Items 9-12, is incorporated by reference from the definitive proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this form.



================================================================================

                              DIGITAL FUSION, INC.
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB



                                                                                                        Page
                                                                                                        ----
     PART I
     Item 1.         Description of Business                                                              2
     Item 1A.        Risk Factors Related to our Business                                                 8
     Item 2.         Description of Property                                                             11
     Item 3.         Legal Proceedings                                                                   12
     Item 4.         Submission of Matters to a Vote of Security Holders                                 12

     PART II
     Item 5.         Market for Common Equity and Related Stockholder Matters                            13
     Item 6.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                               14
     Item 7.         Financial Statements                                                                22
     Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                          22
     Item 8A.        Controls and Procedures                                                             22

     PART III
     Item 9.         Directors, Executive Officers, Promoters and Control Person;
                     Compliance with Section 16(a) of the Exchange Act                                   23
     Item 10.        Executive Compensation                                                              23
     Item 11.        Security Ownership of Certain Beneficial Owners and Management                      23
     Item 12.        Certain Relationships and Related Transactions                                      23
     Item 13.        Exhibits List and Reports on Form 8-K                                               23
     Item 14.        Principal Accountant Fees and Services                                              25
     Signatures                                                                                          26
     Index to Consolidated Financial Statements                                                          F-1
     Report of Independent Registered Public Accounting Firm                                             F-2


            Cautionary Statement Regarding Forward-Looking Statements
            ---------------------------------------------------------

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

                                     PART I

Item 1.       Description of Business

(a)  Business Development

Digital Fusion, Inc. (used herein, "Digital Fusion", "DFI", and the "Company", refer to Digital Fusion, Inc.) is an information technology and engineering services company that helps its customers make the most of technology to meet their business needs. Digital Fusion's IT Services division provides solutions to both government and commercial customers, focused in the following areas:
Business Process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration and IT Support. Digital Fusion's Engineering Services division supports a variety of customers with state-of-the-art solutions that include: Computational Aerodynamics/CFD; Optical Systems Design, Development and Test; Thermo/structural Dynamics; Modeling and Simulations; Hardware-in-the-Loop Testing; Program Analysis; and Ground/Flight Planning, Execution, and Data Analysis. Services are provided to business organizations and public sector institutions primarily in the Eastern United States.

     The Company is incorporated in Delaware with its main offices located in Huntsville, Alabama and a regional office in New Jersey. The Company has satellite offices in Florida and Washington D.C. Digital Fusion's website address is www.digitalfusion.com.

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

                          Acquisitions and Divestitures

     On January 3, 2005, pursuant to a Stock Purchase Agreement dated October 28, 2004 by and between Digital Fusion and Michael W. Wicks ("Wicks"), Digital Fusion acquired all of Wicks' outstanding capital stock of Summit Research Corporation ("Summit").

     Under the terms of the Agreement, the Company paid to Wicks (a) $1,600,000 in cash, (b) 575,000 shares of the Company's common stock and (c) a convertible promissory note (the "Note") in the cumulative amount of $2,700,000. On the six month anniversary of the Closing, Wicks shall receive $600,000 cash plus an additional amount equal to the excess of Summit's tangible net worth as of the Closing in excess of $900,000. The tangible net worth of Summit as of the Closing shall be determined by Summit's independent certified public accountants (subject to review by the Company's independent certified public accountants). To the extent that Summit's tangible net worth as of the Closing is less than $900,000, the Note shall be reduced by that same amount.

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

(b) Business of Issuer
                             Description of Services

Digital Fusion's experience and expertise covers a wide range of technology services. The company has managed and deployed large-scale, multi-site infrastructure projects involving complex system integrations and migrations. Digital Fusion consultants have also designed and developed customized software applications and implemented third-party solutions to fulfill specific client needs. In addition, a number of Digital Fusion consultants work onsite in organizations across the country providing ongoing support and guidance for in-house projects from Information Technology ("IT") to engineering to modeling and simulation.

Information Technology Services

Digital Fusion's experience and expertise covers a wide range of IT services, with proven past performance and current initiatives in both the commercial and government (local, state, and federal) sectors. It has managed and deployed large-scale, multi-site infrastructure projects involving complex systems integrations and migrations. Our consultants have also designed and developed customized software applications and implemented third-party solutions to fulfill specific client needs. In addition, a number of Digital Fusion consultants work onsite in organizations across the country providing ongoing support and guidance for in-house IT projects. Digital Fusion's main service lines include:

o Application Development, Support and Security - Following its proven System Development Life Cycle Methodology, Digital Fusion builds customized software solutions including database design and maintenance, business process automation, Web-enabled client/server applications, and complete project outsourcing. With SPI Dynamics' WebInspect, the Company performs application security audits and the remediation of issues identified.

o System Migration and Integration - Specializing in Microsoft solutions and Intuit Track-It!, Digital Fusion installs and configures a variety of software packages, including complete system integration with custom front-ends, third-party packages, or other external databases and legacy system migrations.

o Data Management and Support - Enables customers to better understand and manage their organization. Digital Fusion creates solutions that allow organizations to securely manipulate and manage large amounts of financial and business data by creating innovative and easy-to-use interfaces to manage and interpret critical data with Digital Dashboards, secure Web Portals and interactive financial reporting capabilities.

Within these primary IT service categories, Digital Fusion performs a variety of specific technical services. The following describes some of these in more detail:

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

Application Security - By using SPI Dynamics' WebInspect, the company offers auditing and assessments for Internet application vulnerabilities, remediation of assessed vulnerabilities, training and mentoring on secure development methodologies and best practices. Digiframe.Net is Digital Fusion's answer to a secure and methodical .NET development framework based upon Microsoft Best Practices. This set of reusable objects allows developers to more efficiently design secure Internet applications in the Microsoft .Net environment.

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

Enterprise Integration - Many companies have made significant investments over a long period of time in enterprise resource planning (ERP) systems like order management and financials. As their business changes or grows, those companies often need to add new capabilities to their enterprise to help them manage their growth. However, different software packages, particularly those that have been customized or home-grown, don't often integrate easily and the company is faced with either manually transferring data or scrapping their legacy systems and paying the normal price for a new suite of products. Digital Fusion has the experience necessary to seamlessly integrate a company's existing enterprise with new systems; and utilize current technologies and tools to ensure the final solution meets the company's objectives.

Engineering Services

Digital Fusion's Engineering Services division provides optical system analysis and technical scientific analysis to a variety of government agencies including the Defense Intelligence Agency (DIA) and the Missile Defense Agency (MDA). Engineering Services personnel have a proven track record of creating unique and effective engineering solutions to satisfy our customer's individual needs. We specialize in the design, development and integration of advanced sensing systems as well as aerodynamic analysis and thermal-structural analysis. We utilize state-of-the-art technology to meet today's challenges. Our primary Engineering Services are:

o Optical System Development and Integration--Digital Fusion develops a wide range of optical systems for government programs. These systems include complex re-imaging assemblies, integration of motion-synchronized image capture, and various imaging polarimeters. Digital Fusion also develops application software, using LabView and C/C++ for imaging systems as well as optical and electrical integration.

o Machine Vision Development--Digital Fusion is leveraging its experience in optics, electronics, and software development to enter the Machine Vision market. Digital Fusion has recently become a National Instruments Alliance member and is using this exposure to enter this market.

o Optical System Characterization and Calibration--Digital Fusion personnel have broad experience in characterization and calibration of optical systems ranging from the visible to infrared spectra. Digital Fusion's services in this area include radiometric analysis, optical path characterization including conventional and polarimetric analysis, sensor system modeling, focal plane array modeling, and radiometric/polarimetric calibration of optical systems.

o Applied Aerodynamics/Computational Fluid Dynamics--Digital Fusion personnel provide aerodynamic and computational fluid dynamic analysis to a wide range of aerospace and defense programs. Systems supported include military aircraft and missile systems, commercial launch vehicles, and ground transportation systems. Digital Fusion also develops and supports computational fluid dynamics software for various government agencies.

o Missile Engineering/Thermal-Structural Modeling--Digital Fusion provides a spectrum of engineering analysis tools for the prediction of aerodynamic and thermal environments. Services include the prediction of aerospace vehicle structural and thermal response to applied aerodynamic environments.

Within these broad areas Digital Fusion provides specific expertise in the following areas:

Polarimetric Systems - Digital Fusion is recognized as a leader in the field of imaging polarimetry. Digital Fusion personnel support a wide range of activities within this field including the design, fabrication, and testing of numerous imaging polarimeters; polarimetric characterization and calibration of polarimetric sensors and optical path; development of polarimetric sensor performance models. Digital Fusion is involved with the integration of polarimetric sensors onto several military platforms.

Aeromechanics - Digital Fusion possesses a high level of expertise in the aeromechanics field. Personnel provide support in a wide range of disciplines including aerodynamic analysis, thermal-structural analysis, aero-optic analysis, aero-acoustic analysis, software development, and test support. Digital Fusion is currently providing aerodynamic analysis to support the development of several military platforms.

Summit Research

Summit Research Corp., a subsidiary of Digital Fusion, provides high-technology engineering support and other technical service to DoD and industrial customers. Summit's initial market focus has been technical support services for the US Army Aviation and Missile Command, Redstone Arsenal, AL. Our rapid corporate growth has brought together diverse, but complimentary, technical skills in various engineering disciplines including modeling & simulation, hardware-in-the-loop testing, mechanical design & prototype fabrication, information technology and information management systems, program analysis, and associated technology transfer into production automation processes. Our primary services are:

o Systems Engineering--Summit has established system engineering processes to ensure program success through a unified approach that completely defines all requirements on the system and establishes a system configuration that is proven early-on to be capable of meeting those requirements.

o Software Engineering--Summit personnel develop automated tool suites for missile programs to provide a collaborative environment to facilitate information exchange to assist with risk mitigation and reduction in life cycle costs.

o        Mechanical Design and Analysis--Summit's capabilities include;
         prototype and production fabrication, structural analysis, and CAD data translation.

o Project Management and Program Analysis--Summit understands a program's success is measured in terms of cost, schedule and technical performance. We have performed many tasks for multiple programs that include the tracking, predicting, and managing of cost/schedule utilizing a work breakdown structure (WBS) and master schedule architecture.

Within these broad areas Summit Research provides specific expertise in the following areas:

System Simulation and Modeling--Summit supports customers with software development tools such as the Common Simulation Framework (CSF) and Missile Component Library (MCLib); which allow simulations to be built with a common approach and facilitate development and analysis of missile subsystems and their impact on the overall system. Our efforts allow for more rapid investigations and trade studies to accurately predict missile and weapon system performance.

Propulsion Systems Technology--Summit provides specialized engineering analysis and modeling of various propulsion systems. Propulsion models are generated to simulate propulsion systems, examples include variable-area nozzles (VANs), gel bipropellants, and advanced boost/sustain solid rocket motors (SRMs).

Guidance Technology--Summit's HardWare-In-the-Loop (HWIL) capabilities perform test verification and quantification of real-time operation and performance of missile systems including flight computer, ground station, semi-active laser seeker, inertial sensors, and control actuation system.

Warheads--Provide design, prototyping, testing, and delivery of missile systems that meet all system requirements and current Army safety standards.

     During 2004, Digital Fusion completed several strategic hires and continued to devote substantial resources to further develop U.S. federal government business in order to accelerate its growth. Digital Fusion continued to cultivate existing competencies and, through hiring and a recent acquisition, has gained new competencies that are very marketable in both the commercial and government sectors. As a result of this strategy, Digital Fusion is increasing its penetration of the government sector and diversifying its business.

     Digital Fusion's strategic plan for business development continued to focus on growth of its IT consulting services that focused on providing the best technical solutions to business problems. A significant new strategic focus for the company's IT business is an aggressive posture on collaboration and teaming on federal services procurement opportunities. Digital Fusion places special emphasis on helping customers maximize their current IT systems to create the most cost-effective solutions to immediate business problems and make their technology investments perform more efficiently.

                          Federal GSA IT Schedule Award

     During October 2002, Digital Fusion was awarded a five-year information technology schedule by the U.S. General Services Administration (GSA). This GSA schedule was an intrinsic part of Digital Fusion's strategic plan to further develop its public-sector customer base. A GSA schedule is one of the main procurement vehicles for government agencies. Created by Congress to improve government efficiency, the GSA helps federal agencies acquire supplies and services such as IT consulting, equipment, telecommunications and office space.

                               Sales and Marketing

     Our marketing efforts are focused on creating awareness of opportunities in commercial and government technology innovation, establishing Digital Fusion as a leader and building the Digital Fusion brand.

     We market and sell our services through multiple channels by using our business development staff, leveraging existing client relationships, capitalizing on our task order contracts, responding to competitive solicitations, attending marketing events and engaging in other public relations activities. We employ marketing research services to identify and track potential contract opportunities. We also cultivate relationships with leading-edge technology vendors, such as Microsoft, and prime contractors, such as Science Applications International Corporation (SAIC), to identify and obtain project leads consistent with our capabilities. We employ a team selling approach, whereby our business developers collaborate with our service delivery professionals and management to identify prospects, conduct sales and manage client relationships. Our Vice President of Strategic Planning initiates and coordinates the activities of our business development. We allocate business developers to each of our business units who pursue new clients and programs across their market segments. Each current client is assigned to a relationship manager who is responsible for ensuring client satisfaction and successful project performance, and identifying new business opportunities with the client.

                                   Customers

     Digital Fusion's customer base consists primarily of businesses and government organizations with system engineering and integration, system modeling and simulation, program management, business application development and IT support and integration needs. The company has greatly expanded its federal customer base and has undertaken an aggressive program to further increase its customer base in all of its business lines. The GSA award, mentioned above, is an important part of this effort to increase our governmental customer base.

         Customers during the year ended December 31, 2004 included:


         ABN AMRO                        Alabama A & M University         SPARTA
         US Air Force                    Bentley Systems                  Bridgestone/Firestone
         Phifer Wire                     Commerce Bancorp                 Darden Restaurants
         Deutsche Bank                   Echelon/Florida Hospital         State of Florida
         General Dynamics                Hillsborough County, FL          Intergraph Corporation
         Intuit                          EDS                              Kingsway America
         Rheem                           M & R Marketing Systems          COLSA
         Marriott Vacation Club Int'l    National Computer Print          New York University
         Northrup Grumman                Orange County, FL                Progress Energy
         Protective Life                 SAIC                             Solutia
         State of Tennessee              CSC                              Watkins Motor Lines
         U.S. Army                       Vital Works


                                   Competition

Our current competitors include, and may in the future include, the following:

o information technology services providers and large government contractors such as Accenture, Booz, Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation, Unisys, Lockheed Martin and Northrop Grumman; and

o    application services providers.

     Many of our competitors have long operating histories and strong client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we have.

     We believe that the major competitive factors in our market relate to a company's distinctive technical capabilities, successful past contract performance, reputation for quality and key management and marketing staff. Under best-value procurement methods, price is an important, but secondary, factor in the selection of a technology service provider.

                                    Employees

     At December 31, 2004, Digital Fusion had 50 full-time employees including six executive officers, 38 billable employees, three people dedicated to sales and marketing activities and four administrative personnel.

     To maximize the use of its resources and evaluate the skills and knowledge of certain prospective employees, the Company routinely hires temporary personnel to satisfy demand for additional personnel with new projects. It has also implemented an internal skills-tracking application and other support systems.

                                 Geographic area

     The majority of the Company's customers are from the United States with less than 1% derived elsewhere. This is also representative of where its revenues are derived. All assets are located in the Eastern part of the United States.

                                   Seasonality

     Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. Demand for the Company's services has historically been lower during the fourth quarter as a result of holidays and vacations.

Item 1A.
                      Risk Factors Related to Our Business

Revenues would decline if our relationships with agencies of the federal government were harmed

     Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues would decline substantially, and our business would be seriously harmed. During 2004, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 36% of our services revenues. We believe that federal government contracts are likely to account for a greater portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

Major changes to the government's fundamental organization could negatively impact revenues

     The recent establishment of the Department of Homeland Security, the largest government reorganization since 1947, required new and enhanced oversight of technology spending programs at the numerous and disparate agencies being rolled into the new organization. In some cases, certain technology projects are being temporarily halted until an Office of Management and Budget review can be held to determine that technology spending will not be duplicated and thus wasted. This can materially impact our ability to begin or proceed on work for clients affected by the reorganization. Any future reorganization, or delays in technology spending that might result as the reorganization is implemented, could adversely impact company revenues.

Our government contracts may be terminated prior to their completion, and if we do not replace them, our operating results may be harmed

     We derive some of our revenues from government contracts that typically are awarded through competitive processes and span a one year base period and one or more option years. The unexpected termination or non-renewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause.

     Following termination, if the client requires further services of the type provided in the contract, there is frequently a competitive re-bidding process. We may not win any particular re-bid or be able to successfully bid on new contracts to replace those that have been terminated. Even if we do win the re-bid, we may experience revenue shortfalls in periods where we anticipated revenues from the contract rather than its termination and subsequent re-bidding. These revenue shortfalls could harm operating results for those periods.

Our lack of long-term contracts with clients and our relatively fixed operating expenses expose us to greater risk of incurring losses

     Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. We incur costs based on our expectations of future revenues. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenues and operating results. If we fail to predict our revenues accurately, it may seriously harm our financial condition and results of operation.

A reduction in or the termination of our services could lead to underutilization of our employees and could harm our operating results

     Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly re-deploy our employees to other engagements in order to minimize underutilization.

Failing to maintain strong relationships with prime contractors could result in a decline in our revenues

     We derived approximately 36% of our services revenues during 2004 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.

We  must  recruit  and  retain   qualified   professionals  to  succeed  in  our
labor-intensive business

     Our future  success  depends in large  part on our  ability to recruit  and retain qualified professionals skilled in complex information technology services and solutions, including encryption and other security systems. Such personnel are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business.

We may lose money on fixed-price contracts if we miscalculate the resources we need to complete the contract

     We anticipate an immaterial portion of our future engagements to be contracted at a fixed price. Unlike time and materials contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources we need to complete fixed-price engagements, our operating results could be seriously harmed because we are not compensated for the higher costs.

We could lose revenues and clients and expose our Company to liability if we fail to meet client expectations

     We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

o    lose revenues due to adverse client reaction;

o be required to provide additional remediation services to a client at no charge;

o receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

o suffer claims for substantial damages against us, regardless of our responsibility for the failure.

     While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

Security breaches in sensitive government systems could result in the loss of clients and negative publicity

     Many of the systems we develop involve managing and protecting information involved in law enforcement and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for "errors and omissions" or product liability insurance.

If we cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and our revenues may suffer

        Government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which, if not replaced with revenue from other engagements, could seriously harm our operating results.

We depend on our senior management team, and the loss of any member may adversely affect our ability to obtain and maintain clients

     We believe that our success will depend on the continued employment of our senior management team, including Roy E. Crippen, III, our Chief Executive Officer, and Gary S. Ryan, our President and Chief Operating Officer. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

We may not be able to successfully identify, manage, finance and integrate future acquisitions, which may harm our operating results

     We may use a portion of the proceeds from public offerings and operations to acquire companies or businesses that are complementary to ours. However, we have no immediate plans or current agreements to acquire any additional companies or businesses, and we cannot assure you that we will identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we cannot assure you that we would be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of an acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and adversely affect our profitability. Consummating a merger could require us to raise additional funds through additional equity or debt financing. Additional equity financing could result in further dilution of the per share value of your stock. Additional debt financing could force us to accept contractual limitations that could harm our ability to grow.

Audits of our government contracts may result in a reduction in revenues we receive from those contracts or may result in civil or criminal penalties that could harm our reputation

     Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could slow our growth or reduce our profitability

     We must comply with and are affected by federal government regulations relating to the formation, administration and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position

     While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks or other proprietary information, our competitive position could be seriously harmed. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

Changes to federal government procurement rules and regulations could impact revenues

     While the government procurement changes of the mid-1990s generally benefited companies servicing the federal government (such as government agencies being able to award outsourcing contracts based on "best value" over lowest price), any future changes that sought to limit or reduce government outsourcing, perhaps, for example, bringing more technology systems work "in-house," could have a negative impact on company revenues.

Continued involvement in Iraq, or other nations, could impact federal government spending on our civilian and defense programs

     Although our work focuses primarily on our clients' mission-critical programs, continued involvement in Iraq or a war in another country could change the federal government's spending priorities for domestic and military programs. Spending on our clients' programs could also be negatively impacted by Congress's unwillingness to pass the necessary appropriation bills required to pay for a war effort.

Website Access to Reports

     Our filings with the U.S. Securities and Exchange Commission (the "SEC") and other information, including our Ethics Policy, can be found on the Digital Fusion website (www.digitalfusion.com). Information on our website does not constitute part of this report.

     We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934.

Item 2.       Description of Property

     Digital Fusion serves its customers through its corporate headquarters, located in Huntsville, Alabama, and regional offices located in New Jersey. Digital Fusion also conducts business in Florida and Washington, DC through satellite offices.

     The Company does not own any real property and is currently conducting its operations at the following leased premises:


                                                                                    Approximate
                                                                   Approximate        Annual
Location                            Description of Facility       Square Footage    Lease Cost       Lease Term
--------                            -----------------------       --------------    -----------      ----------
4940-A Corporate Drive              Corporate                        3,239              $38,484    12/31/04 - 6/30/07
Huntsville, AL 35805                headquarters,
                                    administration, sales,
                                    customer support, and
                                    programming services

7067 Old Madison Pike               Sales, customer support          11,115            $131,712    10/1/04 - 9/30/07
Suite 170                           and programming services
Huntsville, AL 35806

3 South Broad Street                Sales, customer                  1,390              $20,850    9/1/03 - 8/31/06
Suite 2D                            support, and
Woodbury, NJ  08096                 programming services

3430 Sunset Avenue                  Administration, sales             300                $3,780    Month-to-Month
Suite 20                            and  customer support
Ocean, NJ  07712


The Company believes that all of its leased premises are in generally good condition, well maintained, and adequate for current operations.


Item 3.       Legal Proceedings

     The Company is involved in certain legal actions arising from the ordinary course of business. There are currently no legal items in which the Company is defending itself, however the Company is pursuing certain proceedings. While it is not feasible to predict or determine the outcome of these matters, any outcome would have a favorable impact on the Company, the amount which currently cannot be determined.

Item 4.       Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

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


                              2004                       High                      Low
                              ----                       ----                      ---
                    First Quarter                        $0.45                    $0.29

                    Second Quarter                       $1.41                    $0.35

                    Third Quarter                        $1.50                    $0.86

                    Fourth Quarter                       $3.30                    $1.03


                              2003                       High                      Low
                              ----                       ----                      ---
                    First Quarter                        $0.46                    $0.19

                    Second Quarter                       $0.45                    $0.15

                    Third Quarter                        $0.44                    $0.30

                    Fourth Quarter                       $0.45                    $0.22



     The number of holders of record of common stock on March 7, 2005 was 103.

     There were no dividends or other distributions made by the Company during the fiscal year ended December 31, 2004 with respect to its common stock. The Company currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends to the holders of its common stock in the foreseeable future.


Sales of Unregistered Stock

     Sales of unregistered stock during the preceding three-year period (other than sales of unregistered stock issued during the fourth quarter 2004) have been previously reported on Forms 10-KSB and 10-QSB and are incorporated into this 10-KSB by reference.

     On October 21, 2004, the Company sold 1.65 million shares of its common stock at $1.00 per share. The Company received proceeds of $1.65 million.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements appearing elsewhere herein.

                                    OVERVIEW

     Digital Fusion, Inc. (used herein, "Digital Fusion", "DFI", and the "Company", refer to Digital Fusion, Inc.) is an information technology and engineering services company that helps its customers make the most of technology to meet their business needs. The Company's IT Services division provides solutions to both government and commercial customers, focused in the following areas: Business process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration and IT Support. Digital Fusion's Engineering Services division supports a variety of customers with state-of-the art solutions that include Computational Aerodynamics/CFD, Optical Systems Design, Development and Test, Thermo/structural Dynamics, Models and Simulations, and Ground/Flight Planning, Execution, and Data Analysis. Based in Huntsville, Alabama, Digital Fusion also has an office in New Jersey and satellite offices in Florida and Washington DC.

     Revenues are derived primarily from fees earned in connection with the performance of services provided to customers. The Company typically invoices on a time and materials basis. The majority of costs are associated with personnel. Attracting and retaining billable employees is vital for the Company to move forward. Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons, and vacations. Demand for the Company's services has historically been lower during the fourth quarter because of holidays and vacations. During 2004, all Track-It! product sales were to governmental entities where margins are lower.

     On May 5, 2004, Digital Fusion hired Mr. Gary Ryan as President and on September 13, 2004, Digital Fusion employed Mr. Edward G. Rawlinson as its Vice President of its newly created Engineering Services Division. With the hiring of these two individuals, Digital Fusion is poised to exploit the opportunities that the Engineering Services market has.

     During 2004, due to increased competition and the Company's largest customer moving their IT support services work in-house, our IT Support and Integration division was phased out.

     The Company incurred losses of $1,044,000 and $395,000 in 2004 and 2003, respectively, and cash flow deficiencies from operations of $990,000 and $107,000 in 2004 and 2003, respectively. With the creation of the Engineering Services Division during September 2004 and the acquisition of Summit Research Corp. on January 3, 2005, Digital Fusion greatly expanded its services offerings and past performance with governmental customers and federal prime contracts. The Engineering Services Division specializes in the design, development and integration of advanced sensing systems as well as aerodynamic analysis and thermal-structural analysis. The Summit Engineering Division provide services that include modeling & simulation, hardware-in-the-loop testing, mechanical design & prototype fabrication, information technology and information management systems, program analysis, and associated technology transfer into production automation processes. These new divisions give the Company the ability to capitalize on the increased spending by the governmental sector due to increased military and homeland security spending.

     With the newly formed Engineering Services Division and the acquisition of Summit, the Company believes it has taken the necessary steps to attain positive cash flow from continuing operations during early 2005. The Company will continue to focus on consistent collections of accounts receivable and continued improvements in its operational performance. Company management believes that, as a result of these actions and assuming it can grow its client base in the private and federal sectors, it currently has sufficient cash to meet its funding requirements over the next year, although the Company has experienced negative cash flows from operations and incurred large net losses in the past.

                              RESULTS OF OPERATIONS

Revenues.

     Consulting revenues decreased $1.1 million or 18%, from $6.1 million during 2003, to $5.0 million during 2004. During 2004, our largest customer gradually reduced its outside IT assistance to -0- by the end of the year. The revenue recorded by Digital Fusion from this customer was $1.2 million lower in 2004 compared to 2003. This customer accounted for 28% of the Company's revenues during 2003. No customer accounted for over 10% of the Company's revenues during 2004. The Engineering Services Division, which was formed in late September 2004, contributed approximately $450,000 of revenues during 2004. The remaining decrease of approximately $300,000 was mainly from the closing of the Florida and New York offices and reduced revenues from other customers from the IT Support and Integration division that was phased out during 2004.

     During the second quarter of 2003, the Company began reselling the Track-It! software from Intuit. Total sales for the year-ending December 31, 2004 and 2003 were $1,775,000 and $345,000, respectively. The $1.4 million increase in products sales during 2004 compared to 2003 is due to the Company having a full year of sales during 2004 and the Company pursuing federal business through its GSA schedule.

Cost of Services.

     Cost of services and goods sold consists primarily of salaries and expenses of programming and technical personnel, expenses related to applications sold to customers, and fees paid to outside consultants engaged for customer projects. Consulting cost of services decreased by $.3 million or 5% from $4.6 million for 2003 to $4.3 million for 2004. The decrease is mainly due to the reduction of consulting services personnel as revenues decreased.

     The product cost of goods sold represents the cost to Digital Fusion to buy the Intuit product Track-It!. The product cost of goods sold increased from $0.3 million during 2003 to $1.7 million during 2004. This increase in product cost of goods sold is from i) increased products sales and ii) Digital Fusion began reselling the Intuit product Track-It! during the second quarter of 2003, therefore 2003 does not have a full year of product revenue

Gross Profit.

     Services gross profit is $0.7 million or 13% of revenues in 2004 compared to $1.5 million or 25% of services revenues in 2003. The decrease in services gross profit as a percent of revenues is due to decreased sales without a corresponding decrease in direct labor costs.

     During the second quarter of 2003, the Company began reselling the Intuit product Track-It! to governmental organizations. Gross profit for product sales in 2003 is 5.8% and 2004 is 5.7%. The low profit margin on product sales is attributable to the low mark-up required on sales to governmental entities.

Selling, General and Administrative.

     Selling, general and administrative (SG&A) expenses consist primarily of salaries of accounting, finance, sales, and administrative personnel, expenses associated with marketing literature, advertising, and direct mailings, and professional fees and costs associated with the administration of the Company. SG&A expenses were approximately the same for 2004 and 2003 at $1.7 million during both years. During the first nine months of 2004, the SG&A was lower than for the same period during 2003 by approximately $0.2 million due to closing the Tampa headquarters during 2003 and some assets were fully depreciated in 2004 compared to 2003. The SG&A expenses increased during the fourth quarter of 2004 compared to 2003 due to creating the Engineering Services Division which had its own facility and associated costs.

Interest Expense.

     Interest expense was $147,000 and $195,000 during 2004 and 2003, respectively. The majority of this interest is related to a convertible debenture (which includes the amortization of deferred financing fees) and the notes associated with buying a division in a prior year. The convertible debenture was paid off during 2004. The Company expects its interest expense to be higher during 2005 than 2004 as it has acquired Summit and used its line of credit to fund part of the purchase.

Income Tax Provision.

         The Company has not recognized an income tax benefit for its operating losses generated during 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net loss.

     The Company has incurred net losses of $1,044,000 for 2004 and $395,000 for 2003. The increase in the net loss from 2003 to 2004 is mainly due to the decreased revenue from the services business without a corresponding decrease in direct labor costs. This decrease was offset by an increase in product revenues, however the margins are much lower for this division which is attributable to the low mark-up required on sales to governmental entities.

Liquidity and Capital Resources.

     Net cash used in operating activities increased from $107,000 in 2003 to $990,000 in 2004. This increase in cash used in operations is mainly due to the reduction in services revenues without a corresponding decrease in direct labor costs and an increase in the Company's accounts receivable balance due to higher revenues during the fourth quarter of 2004 compared to 2003 and a different mix of customers which includes more governmental customers accessed through prime contractors.

     Net cash used in investing activities was $436,000 in 2004. This was primarily for the purchase of upgraded computer equipment for the consultants. The Company does not anticipate having significant equipment purchases during 2005. However, to support substantial growth going forward, investments in certain equipment will be required.

     During 2004, the Company entered into an acquisition agreement to purchase Summit. The Company incurred $35,000 of acquisition costs and paid $250,000 to an escrow for this acquisition.

     Under the terms of the Summit acquisition  agreement,  the Company will pay
(a) $1,600,000 in cash at the closing of the transaction (the "Closing"), (b) 575,000 shares of the Company's common stock as of the Closing, (c) on the six-month anniversary of the Closing, $600,000 cash plus an additional amount equal to the excess of Summit's tangible net worth as of the Closing in excess of $900,000 and (d) a convertible promissory note in the cumulative amount of $2,700,000. To the extent that Summit's tangible net worth as of the Closing is less than $900,000, the convertible note shall be reduced by that same amount. This transaction closed on January 3, 2005. The convertible note requires a $600,000 principal payment on December 31, 2005.

     The principal portion of the convertible note may be converted at any time by Wicks into a number of shares determined by dividing the converted principal amount of the convertible note by the conversion price of $2.25 per share. In the event the entire convertible note is converted, the Company would issue 1,200,000 shares of the Company's common stock. No interest shall accrue on the convertible note during any calendar month in which the Company's common stock is publicly traded and the average closing price of the Company's common stock is greater than $2.80 per share.

     On July 1, 2004, Digital Fusion entered into a secured revolving line of credit with a local bank. The line of credit has an interest rate of prime plus one percent, is secured by the Company's receivables and certain guarantees, and is not to exceed $800,000 which was increased to the lower of 80% of accounts receivable or $2,500,000 on December 22, 2004. On March 10, 2005, DFI amended this loan agreement. The Amendment (i) extended the maturity date to April 10, 2006, (ii) stated the rate of interest at prime, payable monthly and (iii) secured the line of credit by the Company's receivables and certain guarantees. The Company used $700,000 of this line of credit to finance part of the Summit acquisition in January 2005.

     During 2004, the Company paid in full the convertible notes from its primary lender and restructured its PowerCerv note payable which requires principal payments of $4,400 plus interest during 2005. The total debt payments during 2004 were $542,000.

     During 2004, the Company received $2,086,000 (net of offering costs) from the sale of common stock.

     Going forward, Digital Fusion's ability to grow substantially may be dependent upon obtaining cash flow from its operations and other external sources.

     The Company's working capital deficit at December 31, 2004 is $60,000; however the Company is in the process of extending for two years a note that has approximately $440,000 of principal due currently. The note holders have agreed to extend their debt; however the final terms of this extension have not been completed and may include an option to convert the debt to common stock.

     The net accounts receivable balance outstanding at December 31, 2004 is $1.1 million. The Company has funded its cash needs through consistent collections of accounts receivable, through the convertible note issued by its former primary lender in July 2002, restructured in April 2003 and 2004, and paid in full July 1, 2004, through the completion of its two equity sales to Madison Run, LLC, and with obtaining a line of credit with a local bank secured by the Company's receivables and certain guarantees, at an interest rate of prime, not to exceed $2,500,000.

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

     The Company has taken numerous actions to restructure and streamline the Company, adding an Engineering Services Division, which includes the acquisition of a high technology engineering firm, completing two equity sales, paying in full its outstanding debt to its former primary lender, and establishing a line of credit with a local bank. Because of these actions, management believes it has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the completion of two equity sales, and its line of credit. Future growth will be supported with revenue from continuing operations, the Company's new Engineering Services division and the acquisition of Summit, a high technology engineering firm. If the Company fails to meet its goals, seeks to expand its operations at a level above its current cash flow from operations, or does not collect its accounts receivable in a timely manner, it may require an infusion of working capital the availability and terms of which can not be predicted.

Off-Balance Sheet Arrangements

     The company does not have any off-balance sheet arrangements.

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

Valuation of Goodwill.

     The Company's goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The annual impairment test is performed in the fourth quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the Company to the amount of goodwill recorded. If the comparison reflects impairment, then the loss is calculated as the excess of recorded goodwill over its implied fair value. Although management believes valuation is a reasonable approximation, actual results could differ from those projected.

DIGITAL FUSION HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS.

     The Company has been in operation since 1995 and many of its services have only been offered since 1997 or later. In 1999 and 2000, the Company acquired multiple companies. In 2000 and 2001, it sold off multiple divisions and underwent significant restructurings. In 2001 and 2004, there was a significant change in management. As a result of the change in management and business units, prior operating history may not be representative of current operations, which makes it difficult to evaluate the Company and forecast future results.

THE COMPANY HAS EXPERIENCED SIGNIFICANT PRIOR OPERATING LOSSES. IF IT DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS OR IS UNABLE TO RAISE CAPITAL IN SUFFICIENT AMOUNTS, IT MAY BE UNABLE TO CONTINUE TO OPERATE.

     Digital Fusion has experienced significant losses in its operations. It may continue to incur losses for the foreseeable future. For the year ended December 31, 2003 and 2004 losses from continuing operations were $395,000, and $1,044,000 respectively. Its expenses may increase as it seeks to grow its business and as business grows. Even if the Company becomes profitable, it may be unable to sustain profitability. It may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable it to continue to operate. An inability to sustain profitability may also result in an impairment loss in the value of long-lived assets, such as goodwill, property and equipment, and other tangible and intangible assets. If it is unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, the Company may be unable to continue as a going concern.

A LOSS OF A SIGNIFICANT CUSTOMER COULD SUBSTANTIALLY DECREASE REVENUES.

     The Company expects it will have several large customers associated with its Engineering services department and the Summit acquisition. A termination by a major customer could substantially decrease revenues.

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

IF THE COMPANY FAILS TO PERFORM TO CUSTOMERS' EXPECTATIONS IT COULD RESULT IN CLAIMS AGAINST IT WHICH COULD REDUCE ITS EARNINGS.

     Digital Fusion's services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of its customers' businesses. Failure or inability to meet a customer's expectations in the performance of its services could harm its business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure or inability. In addition, in the course of performing services, company personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although policies have been implemented to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company attempts to limit contractually any damages that could arise from negligent acts, errors, mistakes, or omissions in rendering services and, although general liability insurance coverage is maintained, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage, or result in changes to corporate insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would have a material adverse effect on the financial condition of the Company.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with the Company's accountants on accounting and financial disclosures during 2003 or 2004.

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

Code of Ethics

     The Company has a code of ethics that applies to all of the Company's principal executive, financial and accounting officers, controller and others performing similar functions. The code of ethics was amended on April 12, 2004, effective as of March 24, 2004. In lieu of filing a form 8-K, the Company has posted the code of ethics on its website at http://www.digitalfusion.com/corporategovernance.htm and is available to the public without charge, by request to Digital Fusion, Inc., Legal Department, 4940-A Corporate Drive, Huntsville, Alabama 35805. A copy of this code is filed incorporated as reference as an exhibit to this annual report on Form 10-KSB.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The response to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") and is incorporated by reference.


Item 10. Executive Compensation

     The response to this item will be contained in the 2005 Proxy Statement and is incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The response to this item will be contained in the 2005 Proxy Statement and is incorporated by reference.


Item 12. Certain Relationships and Related Transactions

     The response to this item will be contained in the 2005 Proxy Statement and is incorporated by reference.


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

*4.3 Promissory  Note dated  January  15,  2004  between  the Company and Roy E.
     Crippen, III.

*4.4 Security  Agreement  dated  January 15, 2004 between the Company and Roy E.
     Crippen, III.

*4.5 Subordination  Agreement dated January 15, 2004 between the Company and Roy
     E. Crippen, III.

*4.6 Release   dated   January  15,  2004  between  the  Company  and  PowerCerv
     Corporation.

*10.1 Digital Fusion, Inc. 1998 Stock Option Plan (filed as Exhibit 10.14 to our
      Registration Statement).+

*10.2 Digital Fusion, Inc. 1999 Stock Option Plan (filed as part of our Proxy
      Statement for the Annual Meeting of Stockholders held on June 4, 1999).+

*10.3 Digital Fusion, Inc. 2000 Stock  Option Plan (filed as part of our Proxy
      Statement for the Annual Meeting of Stockholders held June 9, 2000). +

*10.4 Employment Agreement, dated as of May 4, 2004, by and  between  Digital
      Fusion and Jeffrey L. Williams.+

*10.5 Subscription Agreement, dated as of May 11, 2004, by and between  Digital
      Fusion and Madison Run LLC.

*10.6 Form of Warrant to Purchase Shares of Common Stock, dated as of May 11,
      2004

**10.7 Employment  Agreement  dated as of August 1, 2004, by and between Digital
       Fusion and Edward G. Rawlinson. +

**10.8 Additional Subscription Agreement, dated as of October 21, 2004, by and between Digital Fusion and Madison Run LLC.

**10.9 Form of Warrant to Purchase  Shares of Common Stock,  dated as of October
       15, 2004.

**10.10 Stock  Transfer  Agreement  dated as of December  2, 2004,  by and among
        Digital Fusion, Madison Run, LLC and Longstreet Investors, LLC.

**10.11 Stock  Transfer  Agreement,  dated as of December 2, 2004,  by and among
        Digital Fusion, Madison Run, LLC and AABBRR, LLC.

*10.12 Stock  Purchase  Agreement,  dated as of October 28, 2004, by and between
       Digital Fusion and Michael W. Wicks.

*10.13 Convertible Promissory Note, dated January 3, 2005, by and between Digital Fusion and Michael W. Wicks.

*10.14 Registration Rights Agreement, dated January 3, 2005, by and between Digital Fusion and Michael W. Wicks.

*10.15 Escrow  Agreement,  dated October 28, 2004, by and among Digital  Fusion,
       Michael W. Wicks and Synovus Trust Company.

*10.16 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Michael W. Wicks. +

*10.17 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Steven Thornton. +

**10.18 Employment  Agreement,  dated  January 3, 2005,  by and between  Digital
        Fusion and Joseph L. Summers. +

*10.19 Loan Agreement, security agreements and guarantees, each dated March 10, 2005 among First Commercial Bank of Huntsville and the Company, for a $2,500,000 revolving line of credit.

**10.20 Amended and Restated Employment Agreement, dated February 28, 2005, by and between Digital Fusion and Roy E. Crippen, III. +

**10.21 Amended and Restated Employment Agreement, dated February 28, 2005, by and between Digital Fusion and Gary S. Ryan. +

*14.1 Digital Fusion, Inc. Code of Ethics for Principal Executive and Financial
      Officers.

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

(b)        Reports on Form 8-K

1. Report on Form 8-K filed March 17, 2004 respect to quarter end and year ended December 31, 2003 financial operating results.

2. Report on Form 8-K filed May 3, 2004 with respect to the appointment of Gary S. Ryan as a member of the board of directors and the letter of intent to make an equity investment in the Company by Madison Run, LLC.

3. Report on Form 8-K filed May 14, 2004 with respect to first quarter financial operating results.

4. Report on Form 8-K filed July 22, 2004 with respect to the redemption of its convertible debt owed to a New York based institutional private equity fund and the entering of a secured revolving line of credit with First Commercial Bank in Huntsville, Alabama, an affiliate of Synovus Financial Corp.

5. Report on Form 8-K filed August 13, 2004 with respect to second quarter financial operating results.

6. Report on Form 8-K filed September 30, 2004 with respect to the equity financing commitment from Madison Run, LLC and hiring of Edward Rawlinson as VP of Engineering Services.

7. Report on Form 8-K filed October 22, 2004 with respect to the completion of a $1.65 million equity financing transaction with Madison Run, LLC.

8. Report on Form 8-K filed November 3, 2004 with respect to the Company entering into a Stock Purchase Agreement with Michael W. Wicks ("Wicks") pursuant to which Wicks agreed to sell all of his outstanding capital stock of Summit Research Corporation.

9. Report on Form 8-K filed December 30, 2004 with respect to the election of Charles F. Lofty as a member of the board by the Board of Directors of the Company.


Item 14.      Principal Accountant Fees and Services

Audit Fees
----------

During 2003, Digital Fusion was billed by Pender Newkirk & Company, approximately $50,000 for audit and review fees associated with its 10-QSB, 10-KSB filings and Employee Benefit Plan. During 2004, Digital Fusion was billed by Pender Newkirk & Company, approximately $80,000 for audit and review fees associated with its 10-QSB, 10-KSB filings and Employee Benefit Plan.

Audit related fees
------------------

None

Tax Fees
--------

None

All Other Fees
--------------

None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                                DIGITAL FUSION, INC.



Dated:  March 31, 2005                  by:/s/ Roy E. Crippen, III
                                           ------------------------------------
                                           Roy E. Crippen, III
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2005.


         Signature                                            Title(s)
         ---------                                            --------




/S/ROY E. CRIPPEN III                           Chief Executive Officer and
---------------------------                     Chairman of the Board of
Roy E. Crippen III                              Directors (Principal Executive
                                                Officer)


/S/ O.G. GREENE                                 Director
---------------------------
O.G. Greene


/S/ CHARLES F. LOFTY                            Director
---------------------------
Charles F. Lofty


/S/ GARY S. RYAN                                President, Chief Operating
---------------------------                     Officer and Director
Gary S. Ryan

FINANCIAL STATEMENTS AND EXHIBITS

The following are the consolidated financial statements and exhibits of Digital Fusion, Inc. and Subsidiaries, which are filed as part of this report.


                                                                                                    Page
                                                                                                    ----
Report of Independent Registered Public Accounting Firms............................................ F-2
Consolidated Balance Sheet as of December 31, 2004.................................................. F-3
Consolidated Statements of Operations for the years ended
      December 31, 2004 and 2003.................................................................... F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and 2004.............................................................. F-5
Consolidated Statements of Cash Flows for the years
      ended December 31, 2004 and 2003.............................................................. F-6
Notes to Consolidated Financial Statements.......................................................... F-7


             Report of Independent Registered Public Accounting Firm


Board of Directors
Digital Fusion, Inc.
Huntsville, Alabama


We have audited the accompanying balance sheet of Digital Fusion, Inc. and Subsidiaries as of December 31, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the management of Digital Fusion, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fusion, Inc and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with United States generally accepted accounting principles.


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 26, 2005 (except for notes 6(b), 6(e) and 15, as to which the date is March 10, 2005)

                              DIGITAL FUSION, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                           ASSETS
Current Assets:
    Cash and cash equivalents                                 $       252,000
    Accounts receivable (net of allowance for doubtful
    accounts of $54,000)                                            1,050,000
    Prepaid expenses and other current assets                          27,000
                                                                ---------------
         Total current assets                                       1,329,000

Property and equipment, net                                           417,000
Prepaid acquisition costs and acquisition deposit                     285,000
Intangible assets, net                                              3,347,000
Other assets                                                           13,000
                                                                ---------------
         Total assets                                         $     5,391,000
                                                                ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                      $       647,000
    Accounts payable                                                  609,000
    Deferred revenue                                                   21,000
    Accrued compensation and related expenses                          97,000
    Other current liabilities                                         266,000
                                                                ---------------
         Total current liabilities
                                                                    1,640,000

Long-term debt, less current maturities                                81,000
Pension obligation                                                    302,000
                                                                ---------------
         Total liabilities
                                                                    2,023,000
                                                                ---------------


Stockholders' Equity:
    Preferred Stock - $.01 par value; authorized
        1,000,000 shares, no shares issued and outstanding                  -
    Common Stock - $.01 par value; authorized
        16,000,000 shares; 9,721,244 shares issued and
        outstanding  at 2004                                           97,000
    Additional paid in capital                                     42,050,000
    Accumulated deficit                                           (38,779,000)
                                                                ---------------
         Total stockholders' equity                                 3,368,000

                                                                ---------------
         Total liabilities and stockholders' equity           $     5,391,000
                                                                ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    2004              2003
                                                                    ----              ----
Revenues
  Services                                                  $      4,991,000  $       6,075,000
  Product                                                          1,775,000            345,000
                                                               ---------------    --------------
       Total Revenues                                              6,766,000          6,420,000
                                                               ---------------    --------------
Cost of services and goods sold
  Services                                                         4,335,000          4,580,000
  Product                                                          1,673,000            325,000
                                                               ---------------    --------------
       Total cost of services and goods sold                       6,008,000          4,905,000
                                                               ---------------    --------------
       Gross Profit                                                  758,000          1,515,000

Selling, general and administrative                                1,655,000          1,715,000
                                                               ---------------    --------------

       Operating loss                                               (897,000)          (200,000)

Interest expense                                                    (147,000)          (195,000)
                                                               ---------------    --------------

       Loss before income taxes                                   (1,044,000)          (395,000)

Income tax provision                                                       -                  -
                                                               ---------------    --------------

       Net loss                                              $    (1,044,000)   $      (395,000)
                                                               ===============    ==============


Loss per share:
     Basic and diluted
                                                             $         (0.13)   $         (0.06)
                                                               ===============    ==============
Weighted average common stock outstanding:
     Basic and diluted                                             8,025,000          7,168,000
                                                               ===============    ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004



                                                              Common stock
                                                        -------------------------    Additional
                                                         No. of                       Paid-in       Accumulated     Stockholders'
                                                         shares         Amount        Capital         Deficit          Equity
------------------------------------------------------ ------------ ------------- -------------- ---------------- ---------------
Balance, December 31, 2002                               7,167,671      $72,000     $39,904,000     $(37,340,000)    $2,636,000
   Warrants issued in connection with debt financing             -            -          15,000                -         15,000
Net loss                                                         -            -               -         (395,000)      (395,000)
------------------------------------------------------ ------------ ------------- -------------- ---------------- ---------------
Balance, December 31, 2003                               7,167,671       72,000      39,919,000      (37,735,000)     2,256,000
Shares issued from exercise of options                      11,975                        4,000                -          4,000
Shares issued from exercise of warrants                    200,000        2,000          68,000                          70,000
Shares issued from cashless exercise of warrants            83,490        1,000          (1,000)                              -
Shares issued from sale of stock                         2,258,108       22,000       2,078,000                       2,100,000
Stock issuance costs                                                                    (18,000)                        (18,000)
Net loss                                                         -            -               -       (1,044,000)    (1,044,000)
------------------------------------------------------ ------------ ------------- -------------- ---------------- ---------------
Balance, December 31, 2004                               9,721,244      $97,000     $42,050,000     $(38,779,000)    $3,368,000
====================================================== ============ ============= ============== ================ ===============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                  2004               2003
                                                                                  ----               ----
Cash flows from operating activities:
     Net loss                                                             $     (1,044,000)  $       (395,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                             48,000            160,000
           Recovery of bad debt, reduction of allowance                            (32,000)           (50,000)
           Gain on write-offs and adjustments                                            -           (227,000)
           Stock options issued for services                                             -              2,000
           Amortization of deferred financing costs                                 51,000             66,000
           Changes in operating assets and liabilities
                 Accounts receivable                                              (281,000)           291,000
                 Prepaid expenses and other assets                                 (14,000)            21,000
                 Accounts payable, accrued expenses, and
                      other liabilities                                            275,000             10,000
                 Pension obligation                                                  7,000             15,000
                                                                             ----------------   ----------------
                     Net cash used in operating activities                        (990,000)          (107,000)
                                                                             ----------------   ----------------

Cash flows from investing activities:
     Capital expenditures - property and equipment                                (436,000)            (4,000)
     Acquisition costs and acquisition deposit                                    (285,000)                 -
                                                                             ----------------   ----------------
                     Net cash used in investing activities                        (721,000)            (4,000)
                                                                             ----------------   ----------------

Cash flows from financing activities:
     Proceeds from sales of stock, net of costs                                  2,086,000                  -
     Repayments of notes payable                                                  (542,000)          (379,000)
     Net proceeds from note issued                                                       -            256,000
                                                                             ----------------   ----------------
                     Net cash provided by (used in)  financing activities        1,544,000           (123,000)
                                                                             ----------------   ----------------

Net decrease in cash and cash equivalents                                         (167,000)          (234,000)
Cash and cash equivalents, at beginning of year                                    419,000            653,000
                                                                             ----------------   ----------------

Cash and cash equivalents, at end of year                                 $        252,000   $        419,000
                                                                            =================   ================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL FUSION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(1)     ORGANIZATION, BACKGROUND AND BASIS OF PRESENTATION


Digital Fusion, Inc. (used herein, "Digital Fusion", "DFI", and the "Company", refer to Digital Fusion, Inc.) and its subsidiaries are an information technology and engineering services company that helps its customers make the most of technology to meet their business needs. Digital Fusion's IT Services division provides solutions to both government and commercial customers, focused in the following areas: Business Process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration and IT Support. Digital Fusion's Engineering Services division supports a variety of customers with state-of-the-art solutions that include: Computational Aerodynamics/CFD; Optical Systems Design, Development and Test; Thermo/structural Dynamics; Modeling and Simulations; Hardware-in-the-Loop Testing; Program Analysis; and Ground/Flight Planning, Execution, and Data Analysis. Services are provided to business organizations and public sector institutions primarily in the Eastern United States. The Company was incorporated in 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During 2001, the shareholders approved a name change to Digital Fusion, Inc. ("DFI"). The Company is incorporated in Delaware with its main administrative office located in Huntsville, Alabama and regional in Florida and New Jersey.


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

              Product revenue is recognized when we have persuasive evidence an order exists including a fixed price, collection is reasonably assured, the products have been delivered to the customer and no additional performance is required by us.


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

              The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                                       2004                          2003
                                                                 ------------------            -----------------
             Net loss. as reported                                $    (1,044,000)              $     (395,000)
             Deduct:  Total stock-based employee
                   compensation expense determined under



                   fair value based methods for all awards,
                   net of related tax effects                            (277,000)                    (315,000)
                                                                 ------------------            -----------------
             Pro forma net loss                                      $ (1,321,000)              $     (710,000)
                                                                 ==================            =================
             Net loss per common share
             Basic and diluted loss, as reported                     $      (0.13)              $        (0.06)
                                                                 ==================            =================
             Basic and diluted (loss), pro forma                     $      (0.16)              $        (0.10)
                                                                 ==================            =================


              The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              2004      2003
                                                              ----      ----

              Dividend yield                                     0%        0%
              Expected volatility                               58%       61%
              Risk-free interest rate                         4.29%     3.52%
              Expected life-years                               10        10
              Weighted average fair value of options granted  $0.55    $0.23


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

              Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2004 and 2003. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

       (f)    CASH EQUIVALENTS

              The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents. The cash and short-term investments are maintained with major financial institutions in the United States. Deposits with these banks may exceed the amount of FDIC insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

       (g)    CONCENTRATIONS OF CREDIT RISK

              Financial instruments, which potentially subject the Company to credit risk, consist primarily of a concentration of unsecured trade accounts receivables. At December 31, 2004, one customer accounted for 28% of total net accounts receivable and a different customer accounted for 15% of total net accounts receivable at December 31, 2003.

              The Company performs credit evaluations of its customers on a regular basis and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly each quarter. During the years ended December 31, 2004 and 2003 the Company's allowance for doubtful accounts was decreased by $32,000 for reduced bad debt provision and $50,000 for balances recovered, respectively and was decreased by $185,000 during the year ended December 31, 2003 for accounts written off. The Company does not accrue interest on past due accounts receivable.

       (h)    PROPERTY AND EQUIPMENT

              Property and equipment are recorded at the lower of cost or fair value. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets' estimated useful lives of three to seven years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

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

       (j)    INTANGIBLE ASSETS

              Intangible assets are comprised of goodwill arising from various acquisitions. The Company applies the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company tested goodwill for impairment as of December 31, 2004 and December 31, 2003. The Company will continue to test goodwill for impairment at least annually.

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

       (m)    LOSS PER SHARE

              Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company's diluted loss per share includes the effect, if any, of unissued shares under options, warrants and stock awards computed using the treasury stock method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was anti-dilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements (aggregating 3,524,637 and 2,505,774 shares at December 31, 2004 and 2003 respectively), could potentially dilute basic earnings per share.

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

       (o)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of our fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company adopted this interpretation on January 1, 2004 and it did not have a material impact on its consolidated financial statements.

              In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

              In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method the Company currently uses. The Company will adopt this SFAS as of January 1, 2006. The Company is evaluating the impact of the adoption of this SFAS 123(R) relating to its outstanding options/warrants.

              In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29". This statement amends APB 29 which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted this FASB on January 1, 2005 and it did not have a material impact on its financial statements.

 (3)   PROPERTY AND EQUIPMENT

     Major classes of property and equipment, net, consist of the following at December 31, 2004:


                     Computer equipment                        $    1,140,000
                     Office equipment, fixtures and vehicles          229,000
                                                                 --------------
                                                                    1,369,000

                     Less: accumulated depreciation                  (952,000)
                                                                 --------------
                                                               $      417,000
                                                                 ==============

     Depreciation expense for the years ended December 31, 2004 and 2003 was $48,000 and $160,000, respectively.

(4)    INTANGIBLE ASSETS

     Intangible assets, net, are comprised of the following at December 31, 2004:


                   Goodwill                                     $   10,767,000
                   Less: accumulated amortization, including
                          impairment charge                         (7,420,000)
                                                                  --------------
                                                                $    3,347,000
                                                                  ==============

         The value of the remaining $3.3 million of goodwill on the balance sheet as of December 31, 2004 was determined not to be impaired by comparing the quoted market value of Digital Fusion stock at year-end to the total stockholders' equity at year-end and by analyzing other factors that could decrease the value of goodwill.

(5)    CURRENT LIABILITIES

     The following is a recap of the other current liabilities outstanding at December 31, 2004:


         Interest payable                            $  95,000
         Other                                         171,000
                                                     ---------
                                                     $ 266,000
                                                     =========
(6)    BORROWINGS

     At December 31, 2004, the Company's outstanding borrowings were comprised of the following:

           Note with related party                            $    130,000
           Note with shareholders' of former acquisition           598,000
                                                                -------------
                                                                   728,000
           Less: current portion                                  (647,000)
                                                                -------------
           Total-long term borrowings                         $     81,000
                                                                =============

       (a)    POWERCERV NOTE AND NOTE WITH RELATED PARTY

              On January 15, 2004, the note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefore, Digital Fusion issued a note to Mr. Crippen in the amount of $136,580 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement with Digital Fusion's primary lender, the note is secured by a security interest in property currently owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

              Interest expense on these notes totaled approximately $12,800 and $5,000 during 2004 and 2003, respectively.

       (b)    DIGITAL SHAREHOLDERS' NOTE

              The Company entered into unsecured promissory notes with shareholders of a company DFI purchased during 2000 totaling $500,000. These notes bear interest at 6% and are payable at maturity. The interest rate was below the market rate and a discount of $46,000 was recorded to be amortized to interest expense over the period of the notes and results in an effective interest rate of 9%. Interest expense on these notes totaled approximately $53,000 and $47,000 during 2004 and 2003, respectively.

              Effective March 2, 2003, the interest rate increased from 6% to 8%, and the accrued interest was converted into principal in the amended notes. The maturity date was extended from March 1, 2003 to March 1, 2005. During March 2005, the Company made payments of approximately $188,000 for $157,000 of principal and the remaining accrued interest on these notes. Two note holders with a principal amount of $441,069 have agreed to extend their debt. The final terms of this extension have not been completed, but may include an option to convert the debt to common stock.

       (c)    LAURUS NOTE

                  On April 29, 2003, the Company closed on a $266,667 10%
              convertible note with its primary lender, collateralized by the Company's accounts receivable. The Company pays interest immediately at each monthly anniversary and the principal payments are paid over 22 months beginning July 30, 2003. This note matures on April 30, 2005. At the note holder's election, this note can be converted into DFI common stock at $0.35 a share after the DFI common stock price is at or above $0.4375 a share for ten consecutive days. Additionally, a seven-year warrant to purchase 25,000 shares of DFI common stock at $0.4375 per share was issued. The Company paid a management fee of $16,000, which was amortized to interest expense over the 24-month life of the note. The initial note dated July 26, 2002, which had $533,333 remaining at April 30, 2003, was renegotiated and the remaining principal is due equally over 22 months beginning July 30, 2003 and ending April 30, 2005. The conversion feature of this July 26, 2002 note was repriced to $0.4375 a share for ten consecutive days. The five-year warrant issued on July 26, 2002, was also repriced to $0.4375.

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

              On April 22, 2004 and on May 11, 2004, the Company's primary lender exercised its right to convert principal and/or interest into fully paid and non-assessable shares of common stock of Digital Fusion, Inc. at the fixed conversion price of $0.35. With both the transactions, the primary lender converted $35,000 ($70,000 total) of the principal, of which no interest is owed, to 100,000 (200,000 total) shares of common stock. The conversion was deemed to constitute a conversion of outstanding principal amount to be applied against subsequent amounts to be paid. In addition, the lender issued a "rebate credit" for every dollar in principal amount converted equal to the amount of time in years and fractions thereof from the closing date, as defined in the Securities Purchase Agreement, to the conversion date times four percent (4%) that was applied as a reduction in the monthly amount due.

              On July 1, 2004, Digital Fusion fully redeemed this secured convertible debt for $531,855 of principal and $32,920 of interest.

       (d)    DEBT MATURITIES

              At December 31, 2004, aggregate required principal payments of long-term debt are as follows:

                           Year Ending
                           December 31,                         Amount

                               2005                        $        647,000
                               2006                                  81,000
                                                            ----------------
                                     Total                 $        728,000
                                                            ================

       (e)    LINE OF CREDIT

              On July 1, 2004, Digital Fusion entered into a secured revolving line of credit with a local bank. The line of credit has an interest rate of prime plus one percent, is secured by the Company's receivables and certain guarantees, and is not to exceed $800,000 which was increased to the lower of 80% of accounts receivable or $2,500,000 on December 22, 2004. On March 10, 2005, DFI amended this loan agreement. The Amendment (i) extended the maturity date to April 10, 2006, (ii) stated the rate of interest at prime, payable monthly and (iii) secured the line of credit by the Company's receivables and certain guarantees.

(7)    BENEFIT PLANS

       (a)    DEFINED BENEFIT PLAN

              Certain employees from a company that Digital Fusion acquired who met certain requirements of age and length of service at the time of acquisition are covered by the Company's sponsored non-qualified, non-contributory defined benefit pension plan. The benefits become fully vested upon the employees' retirements. Benefits paid to retirees are based upon age at retirement, compensation levels and years of credited service. The plan was amended to no longer require the Company to accrue future service benefits. Plan assets are stated at fair value and are comprised of stocks and bonds. Net periodic pension cost at December 31, 2004 and 2003 for this plan includes the following components:


                   Change in benefit obligation                                         2004                  2003
                                                                                   ----------------      ---------------
                   Benefit obligation at beginning of year                     $         776,000     $         757,000
                   Service cost                                                                -                     -
                   Interest cost                                                          41,000                39,000
                   Amendments                                                                  -                     -
                   Benefit transactions                                                  (40,000)              (31,000)
                   Actuarial loss/(gain)                                                       -                52,000
                   Effect of settlement                                                        -               (41,000)
                                                                                   ----------------      ---------------
                   Benefit obligation at end of year                           $         777,000    $          776,000
                                                                                   ----------------      ---------------
                   Change in plan assets
                   Fair value of plan assets at beginning of year              $         481,000    $          478,000
                   Actual return on plan assets                                           34,000                90,000
                   Employer contributions                                                      -                     -
                   Benefit transactions                                                  (40,000)              (87,000)
                                                                                   ----------------      ---------------
                   Fair value of plan assets at end of year                    $         475,000    $          481,000

                   Funded status
                   Fair value of plan assets                                   $         475,000    $          481,000
                   Benefit obligation                                                    777,000               776,000
                                                                                   ----------------      ---------------
                   Funded status at end of year                                         (302,000)             (295,000)
                   Unrecognized net actuarial loss (gain)                                148,000               165,000
                   Unrecognized prior service cost (benefit)                            (148,000)             (165,000)
                                                                                   ----------------      ---------------
                   Accrued liability at end of year                            $        (302,000)   $         (295,000)
                                                                                   ================      ===============

                   Amounts recognized in the statement of financial position
                   Prepaid benefit cost                                        $        (103,000)   $          (98,000)
                   Accrued benefit cost                                                 (199,000)             (182,000)
                   Intangible assets
                   Accumulated other comprehensive income                                      -               (15,000)
                                                                                   ----------------      ---------------
                   Net amount recognized at end of year                        $        (302,000)   $         (295,000)
                                                                                   ================      ===============

                   Components of net periodic benefit cost
                   Service cost                                                $               -    $                -
                   Interest cost                                                          41,000                39,000
                   Expected return on plan assets                                        (34,000)              (34,000)
                   Amortization of:
                          Prior service cost                                             (16,000)              (17,000)
                          Actuarial loss                                                  17,000                25,000
                   Settlement loss                                                        (3,000)               27,000
                                                                                   ----------------      ---------------
                   Net periodic pension cost                                   $           5,000    $           40,000
                                                                                   ================      ===============

                   Assumptions used in determining actuarial valuations
                   Discount rate to determine projected benefit                           5.5%                  5.5%
                   Rate of increase in compensation levels                                0.0%                  0.0%
                   Expected rate of return on plan assets                                 8.0%                  8.0%


        (b)   401(K) PLAN

              The Company sponsors a defined contribution benefit plan covering its employees. Currently, eligible employees are allowed to contribute annually up to the maximum annual contribution allowed for 401(k) plans. Effective August 1, 2002, the Board of Directors of DFI suspended the matching contribution due to the Company being cash flow negative. Company contributions are at the sole discretion of the Company.

(8)    STOCKHOLDERS' EQUITY

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

              On May 11, 2004, Digital Fusion and Madison Run, LLC completed an equity sale whereby Madison Run bought 608,108 shares of Digital Fusion common stock at $0.74 per share, was issued a five-year warrant to purchase 304,054 shares of Digital Fusion common stock at $0.89 per share, and was issued a five-year warrant to purchase 212,839 shares of Digital Fusion common stock at $0.94 per share. Digital Fusion President, Mr. Gary Ryan, is a member of the Madison Run investment group

              On October 21, 2004, the Company sold 1,650,000 shares of its common stock to Madison Run at a $1.00 per share for total proceeds of $1,650,000. The Company issued a five-year warrant to purchase 50,000 shares of its common stock at an exercise price of $1.25 per share to this investor.

         (b)      WARRANTS

              At December 31, 2004, 841,893 shares of common stock were reserved for the exercise of stock warrants comprised of the following:

                            Legacy Liability Settlement               250,000
                            Consulting                                 25,000
                            Madison Run private placement             566,893
                                                                  ------------
                                Total                                 841,893
                                                                  ============

              During January 2002, the Company entered into a settlement agreement on a certain equipment lease. As part of this settlement, the Company issued a five-year warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share. The Company recorded these warrants at fair market value, recording additional equity of $67,000.

              On April 17, 2003, the Company entered into a consulting agreement with an independent consultant in which the Company agreed to issue five-year warrant to purchase 10,000 shares of the its common stock at $0.33 per share. During May 2004, the Company granted a five-year warrant to purchase 15,000 shares of its common stock at an exercise price of $1.01 per share.

              See Note 8 (a) above for a discussion of the Madison Run private placement warrants.

       (c)    DELISTING NOTICE FROM NASDAQ

              On May 6, 2003, Digital Fusion announced that is had been delisted from the NASDAQ Small Cap Market effective at the opening of business May 9, 2003. The Company's common stock is currently traded on the Over-the-Counter (OTC) Bulletin Board.

       (d)    STOCK OPTION PLAN

              The Company maintains three qualified stock option plans. Under the terms of these plans, the Company has reserved 1,357,700 shares of its common stock under these plans. The Company granted 1,011,000 and 38,000 of stock options outside of its qualified stock option plans during 2004 and 2003 respectively. These were granted to Board of Directors as part of their compensation for being on the Company's BOD's, and certain management to retain key personnel.

              Under the Company's Stock Option Plans, the Company may grant incentive stock options to certain officers, employees and directors. The options expire five or ten years from the date of grant. Accelerated vesting occurs following a change in control of the Company and under certain other conditions.

              The following table summarizes information about qualified and non-qualified stock options outstanding at December 31, 2004:


                                                    Options outstanding                    Options exercisable
                                        ------------------------------------------- -----------------------------------
                                                          Weighted
                                                           Average       Weighted                          Weighted
                                                          Remaining        average                         Average
                                           Number        contractual      exercise      Number             Exercise
                    Exercise Price       Outstanding    life (years)        price     exercisable           Price
                    --------------       -----------    ------------        -----     -----------           -----
                    $0.29 to $0.37            767,250         8        $    0.31            456,750   $      0.30
                    $0.40 to $0.55            399,594         7             0.41            390,417          0.41
                    $0.65 to $0.87            804,000         9             0.82            213,667          0.79
                    $0.89 to $1.19            452,000         9             0.92            252,667          0.94
                    $1.35 to $2.60             63,000        10             1.66             27,000          2.06
                    $5.78 to $7.50             80,900         5             5.97             80,900          5.97
                    $8.13 to $10.49            95,000         5            10.18             95,000         10.18
                    $17.19 to $22.00           21,000         4            20.38             21,000         20.38
                                        --------------                              ----------------

                                            2,682,744         8        $    1.29          1,537,401   $      1.72
                                        ==============                              ================

              As of December 31, 2003, there were approximately 1,671,000 exercisable with a weighted average exercise price of $3.96.

              Transactions under various qualified and non-qualified option plans for 2003 and 2004 are summarized as follows:


                                                                                                        Weighted
                                                                                                         Average
                                                                                                        Exercise
                                                                                   Options                price
                                                                                   -------                -----
                             Outstanding at January 1, 2003                        1,827,350         $    3.85
                             Granted                                                 149,500              0.31
                             Exercised                                               -                    -
                             Canceled                                               (122,756)             2.29
                                                                                 -------------

                             Outstanding at December 31, 2003                      1,854,094         $    3.61
                             Granted                                               1,457,500              0.77
                             Exercised                                               (11,975)             0.38
                             Canceled                                               (616,875)             6.92
                                                                                 -------------

                             Outstanding at December 31, 2004                      2,682,744         $    1.29
                                                                                 =============

                             Options exercisable at December 31, 2004              1,537,401         $    1.72
                                                                                 =============

                             Options available for grant at December 31, 2004        298,956
                                                                                 =============

(9)      TAXES

        Benefits for federal and state income taxes consist of the following as of December 31, 2004 and 2003:

                                                2004              2003
                                                ----              ----
         Current:
         Federal                         $       -          $      -
         State                                   -                 -
                                           ---------------    -------------
                                                 -                 -
         Deferred:
         Federal                                 -                 -
         State                                   -                 -
                                           ---------------    -------------
                                                 -                 -
                                           ---------------    -------------
         Total income tax benefit        $       -          $      -
                                           ===============    =============


       Deferred tax assets (liabilities) arise from the following temporary differences and are classified as follows as of December 31, 2004:

                                                                       2004
                                                                       ----
        Deferred Tax Asset, Current:
        Accounts receivable allowance                         $        22,000
        Vacation payable                                               30,000
        Other, net                                                      2,000
        Valuation allowance                                           (54,000)
                                                                ----------------
                                                              $             -
                                                                ================

        Deferred Tax Asset (Liabilities), Non-Current:
        Intangible assets                                     $    (1,244,000)
        Property and equipment                                       (161,000)
        Net operating loss carryforward                            11,123,000
        Accrued pension                                               121,000
        Valuation allowance                                        (9,839,000)
                                                                ----------------
                                                              $        -
                                                                ================

       Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows as of December 31, 2004 and 2003:


                                                              2004                2003
                                                              ----                ----
Statutory benefit                                      $       (355,000)    $    (134,000)
State tax benefit, net of federal effect                        (63,000)          (24,000)
Non-deductible expenses                                           2,000             3,000
Increase in deferred income tax valuation allowance             416,000           155,000
                                                         ----------------     -------------
                                                       $        -           $      -
                                                         ================     =============


       The Company has not recognized an income tax benefit for its operating losses generated during 2003 and 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2003 and 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

       As of December 31, 2004, the Company had available net operating loss carry forwards of approximately $28 million that expire in various years through the year ended December 31, 2024.

(10)   COMMITMENTS AND CONTINGENCIES

       (a)    OPERATING LEASES

              The Company leases facilities and equipment under operating leases and subleases expiring through August 2007. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 2004 future net minimum annual rental payments under non-cancelable leases are as follows:

      Year Ending
      December 31,                  Amount
   -------------------              ------

       2005                          239,000
       2006                          194,000
       2007                          123,000
                             ----------------
      Total                 $        556,000
                             ================

              Total rental and lease expenses for the years ended December 31, 2004 and 2003 were approximately $143,000 and $152,000, respectively.

       (b)    EMPLOYMENT AGREEMENTS

              The Company has several employment agreements which require payments of approximately $1,099,000 during 2005, $991,000 during 2006 and $368,000 during 2007.

       (c)    LITIGATION

              The Company is involved in certain legal actions arising from the ordinary course of business. There are currently no legal items in which the Company is defending itself, however the Company is pursuing certain proceedings. While it is not feasible to predict or determine the outcome of these matters, any outcome would have a favorable impact on the Company, the amount which currently cannot be determined.

 (11) RELATED PARTY TRANSACTIONS

         (a)              POWERCERV NOTE AND NOTE WITH RELATED PARTY

              The Company's note to PowerCerv was paid by Digital Fusion's President and CEO, Roy E. Crippen, III, tendering to PowerCerv $110,000 in cash and 25,000 shares of PowerCerv preferred stock. In consideration therefore, Digital Fusion issued a note to Mr. Crippen in the amount of $136,580 (representing the amount of principal and interest on the PowerCerv note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006. Subject to a subordination agreement with Digital Fusion's primary lender, the note is secured by a security interest in property currently owned or later acquired by the Debtor (Digital Fusion) to secure the prompt payment and performance of all liabilities, obligations, and indebtedness of the Debtor under the note.

              The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

         (b)              INVESTMENT BY PRESIDENT

              During 2004, Madison Run, LLC purchased DFI's common stock through private placement transactions. DFI's President, Mr. Gary Ryan, is a member of the Madison Run investment group and personally invested in one of the offerings. See footnote 8.

(12)    CASH FLOW INFORMATION

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

       During 2004, warrants were exercised for 200,000 shares of the Company's common stock and the exercise was paid for by a reduction of notes payable of $70,000.

       During 2004, a note payable was refinanced and the deferred financing fees of $25,000 were added to the notes payable balance.

       During 2004 and 2003, the Company paid $185,000 and $186,000 respectively for interest. No income taxes were paid during 2004 or 2003.

(13)   MAJOR CUSTOMERS OF THE COMPANY

       One customer accounted for 28% of the Company's revenues during 2003. No customer accounted for over 10% of the Company's revenues during 2004.

(14)     ACQUISITION

       On October 28, 2004, Digital Fusion, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Agreement") with Michael W. Wicks ("Wicks") pursuant to which Wicks agreed to sell all of his outstanding capital stock of Summit Research Corporation ("Summit").

       Under the terms of the Agreement, the Company will pay to Wicks (a) $1,600,000 in cash at the closing of the transaction (the "Closing"), (b) 575,000 shares of the Company's common stock as of the Closing, (c) on the six month anniversary of the Closing, $600,000 cash plus an additional amount equal to the excess of Summit's tangible net worth as of the Closing in excess of $900,000 (the "Second Payment") and (d) a convertible promissory note (the "Note") in the cumulative amount of $2,700,000. To the extent that Summit's tangible net worth as of the Closing is less than $900,000, the Note shall be reduced by that same amount.

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

       This transaction closed on January 3, 2005. In conjunction with this acquisition, on January 3, 2005, the Company entered into employment agreements with two individuals with Summit. The annual salaries for these two individuals total $310,000 per year for two years or when the convertible note is paid off whichever is later.

       The following pro forma condensed balance sheet gives effect to the above event as if the transaction had occurred on December 31, 2004. These pro forma statements are based upon the unaudited January 3, 2005 balance sheet of Summit.


                                               Digital Fusion, Inc.
                                         Pro Forma Condensed Balance Sheet
                                                 December 31, 2004

                                                           As Reported in          Pro Forma
                                                            Accompanying        Adjustments for
                                                             Financial               Summit             Pro Forma
                                                             Statements           Acquisition        Balance Sheet
                                                         -------------------    -----------------    ---------------
Assets
Cash                                                 $             252,000              (252,000)              -
Accounts receivable and unbilled receivables, net                1,050,000             2,354,000       3,404,000
Other current assets                                                27,000                40,000          67,000
Fixed assets, net of accumulated depreciation                      417,000                57,000         474,000
Goodwill and intangible assets                                   3,347,000             4,478,000       7,825,000
Other assets                                                       298,000              (281,000)         17,000
                                                         -------------------    -----------------    ---------------
                                                     $           5,391,000             6,396,000      11,787,000
                                                         ===================    =================    ===============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                              993,000             1,225,000       2,218,000
Pension obligation                                                 302,000                     -         302,000
Notes payable, convertible debt, lines of credit
and lease payments                                                 728,000             3,925,000       4,653,000
Stockholders' equity                                             3,368,000             1,246,000       4,614,000
                                                         -------------------    -----------------    ---------------
                                                     $           5,391,000             6,396,000      11,787,000
                                                         ===================    =================    ===============


(15)     SUBSEQUENT EVENTS

       On January 3, 2005, the Company closed on its acquisition with Summit. See footnote 14.

       On March 10, 2005, the Company amended its line of credit. See footnote 6(e).

       On February 25, 2005, the Company amended the Chief Executive Officer's employment agreement to increase his annual salary to $175,000 per year and the employment agreement expires on February 25, 2007.

       On February 25, 2005, the Company amended the Chief Operating Officer/President's employment agreement to increase his annual salary to $175,000 per year and the employment agreement expires on February 25, 2007.

       During March 2005, note holders with $441,069 of principal agreed to extend their debt. The Company is finalizing the terms of the debt extensions. Note holders with $157,000 of principal were paid. See footnote 6 (b).

       Effective March 17, 2005, Madison Run, LLC exercised warrants to purchase 354,054 shares of the Company's common stock. The Company received $333,108 from the exercise of these warrants.