Form 10QSB
period 2005-03-31
DIGITAL FUSION INC/NJ/
filed 2005-05-12
CIK 1057257

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005. (First quarter of fiscal 2005)

                                       OR

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

     As of April 20, 2005, 10,804,214 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|




================================================================================

                              DIGITAL FUSION, INC.

                                      INDEX
                                      -----


  PART I.  FINANCIAL INFORMATION                                                                Page No.
                                                                                                -------
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2005  (unaudited) and
           December 31, 2004..................................................................         1

           Condensed Consolidated Statements of Operations for the three months ended March
           31, 2005 and 2004 (unaudited)......................................................         2

           Condensed Consolidated Statements of Cash Flows for the three months ended March
           31, 2005 and 2004 (unaudited)......................................................         3

           Notes to Condensed Consolidated Financial Statements...............................         4

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations ........................................................................         8

  Item 3. Controls and Procedures.............................................................        13

  PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................................        14

  Item 2.  Changes in Securities..............................................................        14

  Item 3.  Defaults Upon Senior Securities....................................................        14

  Item 4.  Submission of Matters to a Vote of Security Holders................................        14

  Item 5.  Other Information..................................................................        14

  Item 6.  Exhibits...........................................................................        14

  SIGNATURES..................................................................................        15

  Section 302 Certification by Chief Executive Officer
  Section 906 Certification by Chief Executive Officer


PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                   March 31,           December 31,
                                                                      2005                 2004
                                                                  (Unaudited)
                                                                 ---------------     ----------------

                           ASSETS
 Current Assets:
      Cash and cash equivalents                               $              1    $           252
      Accounts receivable and unbilled revenues (net of
      Allowance for doubtful accounts of  $54 for 2005 and
      2004)                                                              4,719              1,050
      Prepaid expenses and other current assets                             39                 27
                                                                 ---------------     ----------------
         Total current assets                                            4,759              1,329

 Property and equipment, net of accumulated depreciation
      of $999 for 2005 and $952 for 2004                                   507                417
 Prepaid acquisition costs and acquisition deposit                           -                285
 Intangible assets, net                                                  7,869              3,347
 Other assets                                                               22                 13
                                                                 ---------------     ----------------
         Total assets                                         $         13,157    $         5,391
                                                                 ===============     ================

            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Current maturities of long-term debt                    $          1,316    $           647
      Accounts payable                                                   1,082                609
      Deferred revenue                                                     118                 21
      Accrued compensation and related expenses                            536                 97
      Other current liabilities                                            275                266
                                                                 ---------------     ----------------
         Total current liabilities                                       3,327              1,640

 Long-term debt, less current maturities                                 4,365                 81
 Pension obligation                                                        302                302
                                                                 ---------------     ----------------
         Total liabilities                                               7,994              2,023
                                                                 ---------------     ----------------

 Stockholders' Equity:
      Preferred Stock - $.01 par value; authorized
        1,000 shares, no shares issued and outstanding                       -                  -
      Common Stock - $.01 par value; authorized
        16,000 shares; 10,801 and 9,721 shares issued
        and outstanding  at March 31, 2005 and December 31,
        2004, respectively                                                 108                 97
      Additional paid in capital                                        43,741             42,050
      Accumulated deficit                                              (38,686)           (38,779)
                                                                 ---------------     ----------------
         Total stockholders' equity                                      5,163              3,368
                                                                 ---------------     ----------------
         Total liabilities and stockholders' equity           $         13,157    $         5,391
                                                                 ===============     ================

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                          2005                   2004
                                                                  --------------------     ------------------

Revenues:
     Services and fees                                           $            3,495       $          1,268
     Reimbursed costs                                                           509                     13
     Product                                                                    437                    205
                                                                  --------------------     ------------------
         Total revenue                                                        4,441                  1,486
                                                                  --------------------     ------------------
Cost of services and goods sold:
     Services and fees                                                        2,663                    930
     Reimbursed costs                                                           476                     13
     Product                                                                    422                    189
                                                                  --------------------     ------------------
         Total cost of services and goods sold                                3,561                  1,132
                                                                  --------------------     ------------------
         Gross profit                                                           880                    354

Selling General & Administrative                                                638                    410
                                                                  --------------------     ------------------
          Operating income (loss)                                               242                    (56)
                                                                  --------------------     ------------------
Other expenses:
     Interest expense, net                                                       47                     34
     Amortization of discount on debt and intrinsic value of
       convertible debt                                                         102                      -
                                                                  --------------------     ------------------
         Total other expenses                                                   149                     34
                                                                  --------------------     ------------------
Net income (loss) before income taxes                                            93                    (90)
Income tax benefit                                                                -                      -
                                                                  --------------------     ------------------
 Net income  (loss)                                              $               93       $           ( 90)
                                                                  ====================     ==================

Basic  earnings (loss) per share                                 $             0.01       $          (0.01)
                                                                  ====================     ==================
Basic weighted average common stock shares outstanding                       10,446                  7,168
                                                                  ====================     ==================

Diluted earnings (loss) per share                                $             0.01       $         (0.01)
                                                                  ====================     ==================
Diluted weighted average common stock shares outstanding                     12,758                  7,168
                                                                  ====================     ==================

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)
                                 (In thousands)

                                                                        2005            2004
                                                                  ----------------- --------------

  Cash flows provided by (used in) operating activities:
     Net Income (loss)                                          $             93   $        (90)
     Adjustments to reconcile net loss to net cash used in
          operating activities, net of effect of acquisition:
          Depreciation and amortization                                       38              8
          Amortization of beneficial interest                                 70              -
          Amortization of discount on debt                                    32              -
          Non-cash restructuring                                               -              9
          Changes in assets and liabilities                               (1,499)          (186)
                                                                  ----------------- --------------
                Net cash used in operating activities                     (1,266)          (259)
                                                                  ----------------- --------------

  Cash flows used in investing activities:
     Capital expenditures - property and equipment                           (71)            (3)
     Acquisition of Summit                                                (1,125)             -
                                                                  ----------------- --------------
             Net cash used in investing activities                        (1,196)            (3)
                                                                  ----------------- --------------

  Cash flows provided by (used in) financing activities:
  Proceeds from exercise of options and warrants                             455              -
  Repayments of notes payable                                               (166)            (1)
  Net proceeds from line of credit                                         1,922              -
                                                                  ----------------- --------------
             Net cash provided by (used in) financing activities           2,211             (1)
                                                                  ----------------- --------------

  Net decrease in cash and cash equivalents                                 (251)          (263)
  Cash and cash equivalents, beginning of periods                            252            419
                                                                  ----------------- --------------
  Cash and cash equivalents, end of periods                      $             1   $        156
                                                                  ================= ==============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

     The condensed consolidated interim financial statements of Digital Fusion, Inc. ("Digital Fusion", "DFI", or the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring) necessary for a fair presentation of the information shown herein have been included.

     The results of operations and cash flows for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2005.

     The Company accounts for stock-based compensation issued to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the vesting periods of the options. During the three-month period ended March 31, 2005, 749,000 stock options were granted to employees.

     The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):




                                                               Three Months Ended
                                                                    March 31,
                                                        ---------------------------------
                                                             2005               2004
                                                        ---------------     -------------

Net income (loss), as reported                      $              93    $          (90)

Deduct:  Fair value of stock-based employee
            compensation costs                                    (32)              (23)
                                                         --------------     --------------
Pro forma net income (loss)                         $              61    $         (113)
                                                         ==============     ==============

Basic net income (loss) per share :
    As reported                                     $             0.01   $        (0.01)
                                                        ===============     =============
    Pro forma                                       $             0.01   $        (0.02)
                                                        ===============     =============
Diluted net income (loss) per share:
    As reported                                     $             0.01   $        (0.01)
                                                        ===============     =============
    Pro forma                                       $             0.00   $        (0.02)
                                                        ===============     =============

2. Loss Per Share Data

     Common stock equivalents in the three-month period ended March 31, 2004, were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common stock shares outstanding in this period are the same as the basic weighted average common stock shares outstanding.

3. Income Taxes

     The income tax expense for the Company's income from operations generated during the first quarter of 2005 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. For the three-month period ended March 31, 2004, the Company did not recognize an income tax benefit for its operating losses generated in that period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month period ended March 31, 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

4. Debt

     During March 2005, the Company made payments of approximately $188,000 that was comprised of $157,000 of principal and the remaining amount was accrued interest on certain notes outstanding. During April 2005, the Company paid another note holder $216,996 that was comprised of $183,946 of principal and the remaining amount was accrued interest on his note.

     At March 31, 2005, the Company had two notes outstanding to the Chief Executive Officer and on April 29, 2005, the Company refinanced these two notes by executing a $374,304 convertible note. The convertible note bears an annual interest rate of prime and interest is payable monthly. The CEO can convert the note into the Company's common stock at a conversion price of $2.43 per share. The note matures on April 29, 2007. At April 29, 2005, approximately $49,000 of interest is owed to the CEO related to the two notes refinanced and this accrued interest will be payable during May 2005.

     On March 10, 2005, Digital Fusion amended its secured revolving line of credit agreement with a local bank. The Amendment (i) extended the maturity date to April 10, 2006, (ii) stated the rate of interest at prime, payable monthly and (iii) secured the line of credit by the Company's receivables and certain guarantees. The line of credit is not to exceed the lower of 80% of eligible accounts receivable or $2.5 million.

     See Note 6 below for a discussion of the debt acquired during the first quarter of 2005 from the acquisition of Summit Research Corporation.

5. Commitments

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

6 Summit Acquisition

     On January 3, 2005, the Company closed on its acquisition of Summit Research Corporation ("Summit"). To purchase all of the outstanding capital stock of Summit, the Company (a) paid $1.6 million in cash (b) issued 575,000 shares of its common stock (c) entered into a six-month note for $898,692 (6% annual interest) and (d) executed a convertible promissory note for $2.7 million. The note holder may convert the principal portion of the convertible note into the Company's common stock at a conversion price of $2.25 per share. In the event the entire convertible note is converted, the note holder will receive a total of 1.2 million shares of the Company's common stock. The annual interest rate is 5%; however, no interest shall accrue for the first six months and during any calendar month in which the average closing price of the publicly traded Company's common stock is greater than $2.80 per share. The Company recorded imputed interest of $131,000. The estimates used to determine the imputed interest will be reviewed each quarter and adjusted as needed. The imputed interest amount of $131,000 will be amortized to interest expense during 2005. The Company also estimated the intrinsic value of the embedded beneficial conversion options of the $2.7 million note at $671,000. The $671,000 will be amortized to interest expense over the life of the note.

     In conjunction with this acquisition, on January 3, 2005, the Company entered into employment agreements with two individuals with Summit. The annual salaries for these two individuals total $310,000 per year for two years or when the convertible note is paid off whichever is later.

     The Company included the results of Summit in its financial statements beginning January 1, 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change.

                                   (in thousands)

 Accounts receivable                                       $                  2,354
 Fixed assets                                                                    57
 Other assets                                                                   313
 Goodwill and other intangibles                                               4,522
                                                                ---------------------
     Total assets acquired                                                    7,246
                                                                ---------------------
 Notes payable                                                                 (300)
 Accounts payable and accrued liabilities                                    (1,225)
                                                                ---------------------
     Total liabilities assumed                                               (1,525)
                                                                ---------------------
Total purchase price                                         $                5,721
                                                                =====================



7. Unaudited Pro Forma Financial information for Acquisition

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Summit acquisition had occurred on January 1, 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma results were as follows for the three months ended March 31, 2004:

                                     (in thousands)

Revenues                                                           $   3,390
Net income                                                         $      40
Basic earnings per share                                           $    0.01
Weighted average common stock shares outstanding                       7,743

8. Other Equity Transactions

     Effective March 17, 2005, Madison Run, LLC exercised warrants to purchase 354,054 shares of the Company's common stock. The Company received $333,108 from the exercise of these warrants.

     During the first quarter of 2005, employees exercised options to purchase 150,000 shares of the Company's common stock. The company received $122,600 from the exercise of these options.

9. Reclassifications

     The Company has reclassed certain amounts for the three months ending 2004 to conform to the 2005 presentation on its Condensed Consolidated Statements of Operation.

10. Subsequent Events

     See note 4 above for a discussion of the convertible note payable issued to the Chief Executive Officer on April 29, 2005 for refinancing of two notes outstanding at March 31, 2005.

     During April 2005, the Company paid a note holder $216,996 that was comprised of $183,946 of principal and the remaining amount was accrued interest to pay off his note in full.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, readers are cautioned that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2004 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

Overview

     Digital Fusion is an information technology and engineering services company that helps its customers make the most of technology to meet their business needs. The Company's IT Services provides solutions to both government and commercial customers, focused in the following areas: Business process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration and IT Support. Digital Fusion's engineering services supports a variety of customers with state-of-the art solutions that include Computational Aerodynamics/CFD, Optical Systems Design, Development and Test, Thermo/structural Dynamics, Models and Simulations, and Ground/Flight Planning, Execution, and Data Analysis. Based in Huntsville, Alabama, Digital Fusion also has an office in New Jersey and satellite offices in Florida and Washington DC.

     Revenues are derived primarily from fees earned in connection with the performance of services provided to customers. The Company typically invoices on a time and materials basis. The majority of costs are associated with personnel. Attracting and retaining billable employees is vital for the Company to move forward. Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons, and vacations. Demand for the Company's services has historically been lower during the fourth quarter because of holidays and vacations. Currently, the majority of the Track-It! product sales are to governmental entities where margins are lower.

     With the addition of engineering services during the third quarter of 2004 and the acquisition of Summit on January 3, 2005, Digital Fusion greatly expanded its services offerings and past performance with governmental customers and federal prime contracts. Engineering services include the design, development and integration of advanced sensing systems as well as aerodynamic analysis and thermal-structural analysis. The engineering services provided by the Summit acquisition include modeling & simulation, hardware-in-the-loop testing, mechanical design & prototype fabrication, information technology and information management systems, program analysis, and associated technology transfer into production automation processes. These new services give the Company the ability to capitalize on the increased spending by the governmental sector due to increased military and homeland security spending.

With the addition of engineering services and the acquisition of Summit, the Company believes it has taken the necessary steps to attain positive cash flow from continuing operations during 2005. The Company will continue to focus on consistent collections of accounts receivable and continued improvements in its operational performance. Company management believes that, as a result of these actions and assuming it can grow its client base in the private and federal sectors, it currently has sufficient cash to meet its funding requirements over the next year, although the Company has experienced negative cash flows from operations and incurred large net losses in the past.

Results of Operations


THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

     REVENUES. Services and fees revenues increased by approximately $2.2 million to $3.5 million for the three months ended March 31, 2005 and reimbursed costs revenue increased by approximately $496,000 to $509,000 for the same period. The combined increase from consulting revenue and reimbursed costs revenue was $2.7 million for the three months ending March 31, 2005 compared to the same period in the prior year. The Summit acquisition accounted for $2.2 million of increased revenue and the newly formed engineering services accounted for $750,000 of revenues during the first quarter of 2005. This was offset by the reduction of revenue from the Company's IT services of approximately $300,000 that was the result of the IT Support and Integration service being phased out during 2004. During the first quarter of 2005, the Company's largest customer contributed 31% of its revenue with two other customers contributing 13% and 10% of revenue each. The Company expects its services and fees and reimbursed costs revenues to increase during the remainder of 2005 as compared to 2004 due to the addition of engineering services and the Summit acquisition.

     Revenues for the Company's products for the three months ended March 31, 2005, increased to $437,000 as compared to $205,000 for the three months ended March 31, 2004. During the third quarter of 2004, Digital Fusion began selling the SPI Dynamics Information Assurance product line WebInspect, which was $101,000 of the increase. The remaining increase is due to Digital Fusion being the sole source through which Intuit can sell to governmental entities. As the relationship between DFI and Intuit has solidified, Intuit developed its own federal team that concentrates on governmental agencies exclusively.

     COST OF SERVICES AND GOODS SOLD. Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefit; and other direct costs. Cost of services increased by $1,733,000 to $2,663,000 for the three months ended March 31, 2005. The increase is due to the increase in revenues as a result of the Summit acquisition and the addition of engineering services.

     Reimbursed costs consist primarily of third-party materials, such as hardware and software that we purchase for customer solutions resold to customers and also include the costs of subcontracted labor and travel related expenses that are reimbursed. The increase in the reimbursed costs from $13,000 for the three months ended March 31, 2004 to $476,000 for the three months ended March 31, 2005 is primarily due to the materials that are resold to the Summit customers. Summit was acquired on January 3, 2005; therefore, there were no cost of materials during 2004.

     Product cost of goods sold increased by $233,000 to $422,000 for the three months ended March 31, 2005. The increase is due to the increased sales of the Intuit product Track-It! and the newly introduced SPI Dynamics Information Assurance product line WebInspect.

     GROSS PROFIT. Gross profit for services during the first quarter of 2005 is $832,000 or 24% of services revenues as compared to $338,000, or 27% of services revenues for the first quarter of 2004. The decrease in services gross profit as a percent of services revenues is primarily due to an increase in benefit costs incurred beginning January 1, 2005, which resulted in increased costs of $200,000 for the three months ending March 31, 2005.

     Gross profit for the reimbursed costs during the first quarter of 2005 is $33,000 or 6% of reimbursed costs revenue as compared to $-0- for the first quarter of 2004. The reimbursed costs will have a low margin as this is reimbursement for costs incurred with a small mark-up for handling costs, if any.

     Gross profit for product was $15,000 or 3.4% and $16,000 or 7.8% for the quarter ending March 31, 2005 and 2004 respectively. The consistent and low profit margin on product sales is attributable to the low mark-up permitted on sales to governmental entities.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs related to the administration of the company. SG&A expenses increased $228,000 for the three-month period ended March 31, 2005 compared to the same period during 2004. The increase in SG&A for the first quarter of 2005 compared to the same period during 2004 is primarily due to the addition of engineering services and the acquisition of Summit. SG&A as a percent of revenue was 14% and 28% for the three months ending March 31, 2005 and 2004, respectively. The Company expects its SG&A will continue to decrease as a percent of revenue for the remainder of 2005; however, the Company expects its SG&A actual dollars to continue to increase for the remainder of 2005 compared to the same periods in 2004 due to the addition of engineering services and the acquisition of Summit.

     INTEREST EXPENSE, NET. Interest expense increased from $34,000 in the first quarter of 2004 to $47,000 for the first quarter of 2005. The increase is due to the additional debt issued to the former Summit shareholder for the acquisition of Summit.

     AMORTIZATION OF DISCOUNT ON DEBT AND INTRINSIC VALUE OF CONVERTIBLE DEBT. The $32,000 amortization of debt discount and $70,000 from the intrinsic value of the convertible debt are related to the convertible debt issued to the former Summit shareholder. The Company expects these expenses to continue throughout 2005. There were no such expenses during 2004.

     INCOME TAX BENEFIT. The income tax expense for the Company's income from operations generated during the first quarter of 2005 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. The Company has not recognized an income tax benefit for its operating losses generated in the three-month period ended March 31, 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month period ended March 31, 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     NET INCOME (LOSS). The Company recorded net income of $93,000 for the three-month period ended March 31, 2005, compared to a net loss of $90,000 for the three-month period ended March 31, 2004. The increase in net income for the first quarter of 2005 compared to the same period during 2004 is primarily the result of the addition of engineering services and the Summit acquisition.

Liquidity and Capital Resources

     Net cash used in operating activities was $1.3 million during the first quarter of 2005. Net of unbilled revenue, the Company had an increase in accounts receivable of $1.3 million as a result of the acquisition of Summit and the addition of engineering services. The Company expects its accounts receivable will continue to grow during 2005 as its revenues grow. The Company will attempt to collect its accounts receivable as quickly as possible to minimize this increase in accounts receivable. The largest cost of sales is for personnel costs and this cost must be paid timely and cannot be delayed; thus as the Company's revenues grow this will cause a use of cash in the interim period until the revenue can be collected. The Company is able to borrow on its line of credit up to 80% of its eligible accounts receivable to a maximum borrowing of $2.5 million. This borrowing capability helps the Company's cash flow until the accounts receivable are collected.

     During the first quarter of 2005, the Company invested $71,000 in computer equipment for the Company's operations. The Company does not expect to have significant equipment purchases during the remainder of 2005.

     On January 3, 2005, the Company closed on its acquisition of Summit. Under the terms of the Summit acquisition agreement, the Company (a) paid $1.6 million in cash (of which $500,000 was in escrow at December 31, 2004) (b) issued 575,000 shares of the Company's common stock, (c) executed a $898,692 six-month note and (d) executed a $2.7 million convertible promissory note. The convertible note requires a $600,000 principal payment on December 31, 2005.

     The principal portion of the convertible note may be converted at any time by the note holder into the Company's common stock at a conversion price of $2.25 per share. In the event the entire convertible note is converted, the Company would issue 1.2 million shares of the Company's common stock. No interest will accrue for the first six months and during any calendar month in which the average closing price of the Company's common stock is greater than $2.80 per share.

     Net cash provided by financing activities for the first quarter of 2005 was $2.2 million. The Company received $455,000 of proceeds from the exercise of warrants and options and $1.9 million from its line of credit. This was offset by the payment of $166,000 to certain note holders during the first quarter of 2005. During April 2005, the Company also paid principal and interest of $217,000 on another note. Also on April 29, 2005, the Company executed a $374,304 convertible note payable to its CEO to refinance two notes it had outstanding to the CEO at March 31, 2005. The Company owes the CEO $49,000 of interest related to the two notes that were refinanced and this accrued interest will be payable during May 2005. The interest on the convertible debt is payable monthly with the principal due on April 29, 2007. The CEO can convert the note into the Company's common stock at a conversion price of $2.43 per share.

     Working capital at March 31, 2005 is $1.4 million. The net accounts receivable balance outstanding at March 31, 2005 is $4.7 million. During 2005, the Company has funded its cash needs through consistent collections of accounts receivable, through the exercise of warrants and options and by borrowing on its line of credit, which is secured by the Company's receivables and certain guarantees, at an interest rate of prime.

     Management is currently building relationships in which Digital Fusion would be the service provider. During October 2002, DFI was awarded its five-year information technology schedule by the U.S. General Services Administration (GSA), which makes the Company's services readily available to federal agencies.

     Federal services revenues are expected to increase with the employment of Gary Ryan as the Company's president during mid-2004, the addition of the Company's engineering services during late 2004 and the acquisition of Summit Research Corporation during January of this year.

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

     The Company has taken numerous actions to restructure and streamline its operations. Most recently, the Company added engineering services during late 2004 and acquired Summit during early 2005. The Company has also obtained a line of credit secured with its receivables and certain guarantees. Because of these actions, management believes it has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the exercise of warrants and options and its line of credit. Future growth will be supported with revenue from continuing operations, which includes the Company's new engineering services and the acquisition of Summit, a high technology engineering firm. If the Company fails to meet its goals, seeks to expand its operations at a level above its current cash flow from operations, or does not collect its accounts receivable in a timely manner, it may require an infusion of working capital the availability and terms of which cannot be predicted.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results reported in the financial statements. Some of the accounting policies require management to make difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Digital Fusion's most critical accounting policies include accounts receivable reserves and the valuation of goodwill. Actual results may differ from the estimates under different assumptions or conditions. These policies are discussed below, as are the estimates and judgments involved:

     Accounts Receivable Reserve. The Company's accounts receivable are reduced by $54,000 for an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. The Company's management believes the allowance to be reasonable. The Company does not accrue interest on past due accounts receivable.

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

Item 3. Controls and procedures.

a. Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the supervision of the Chairman and Chief Executive officer, Roy E. Crippen, III, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Crippen has concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

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

Item 2. Changes in Securities.

Issuance of Unregistered Securities-
------------------------------------

     On January 3, 2005, the Company acquired all of the common stock shares of Summit in exchange for consideration paid totaling $5,721,000, which included issuing 575,000 shares of the Company's common which shares were valued at $575,000. These shares were issued to a sophisticated investor. The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance.

     On March 28, 2005, the Company issued 354,054 shares of its common stock for exercises of warrants. The Company received proceeds of $270,608 for 304,054 shares of common stock at an exercise price of $0.89 per share and $62,500 for 50,000 shares of common stock at an exercise price of $1.25 per share. These shares were issued to a sophisticated investor. The company relied on Section 4(2) of the Securities Act of 1933 and Regulation D thereunder as the basis for an exemption from registration for this issuance.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

(a)      Exhibits


The following is a list of Exhibits filed as a part of this Report.


Exhibit No.                        Description
-----------                        -----------

    * 10.1 Convertible Promissory Note dated April 29, 2005 for $374,303.52 between Roy E Crippen, III (CEO) and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 5, 2005.

     * 10.2 Registration Rights Agreement dated April 29, 2005 between Roy E. Crippen, III (CEO) and the Company in incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 5, 2005.

     **10.3 Consultant agreement dated March 30, 2005 between Frank Libutti and the Company to provide business development.

     **10.4 Employment Agreement dated April 7, 2005 between Digital Fusion and Christopher Brunhoeber +

     **31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     **32.1   Certification of Chief Executive Officer Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities
              Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the
              Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
_______________
         *    Incorporated by reference.
         **   Filed herewith.
         +    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL FUSION, INC.


         Date:  May 12, 2005
                                          By:    /s/ Roy E. Crippen, III
                                             -----------------------------------
                                        Name:     Roy E. Crippen, III
                                       Title:    Chief Executive Officer
                                               (Principal Executive Officer)