Form 10QSB
period 2005-06-30
DIGITAL FUSION INC/NJ/
filed 2005-08-11
CIK 1057257

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005. (Second quarter of fiscal 2005)

                                       OR

|_|      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE
         ACT  For  the  transition  period  from _____________  to __________

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

     As of August 1, 2005, 11,049,052 shares of the issuer's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|




================================================================================



                              DIGITAL FUSION, INC.

                                      INDEX
                                      -----


  PART I.      FINANCIAL INFORMATION                                                             Page No.
                                                                                                 --------
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2005  (unaudited) and December
           31, 2004...........................................................................         1
           Condensed Consolidated Statements of Operations for the three and six months ended
           June 30, 2005 and 2004 (unaudited).................................................         2
           Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
           2005 and 2004 (unaudited)                                                                   3
           Notes to Condensed Consolidated Financial Statements                                        4
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                      10

  Item 3. Controls and Procedures.............................................................        16
  PART II.      OTHER INFORMATION
  Item 1. Legal Proceedings...................................................................        17
  Item 2.  Changes in Securities..............................................................        17
  Item 3.  Defaults Upon Senior Securities....................................................        17
  Item 4.  Submission of Matters to a Vote of Security Holders................................        17
  Item 5.  Other Information..................................................................        18
  Item 6.  Exhibits...........................................................................        18
  SIGNATURES..................................................................................        19
  Section 302 Certification by Chief Executive Officer
  Section 906 Certification by Chief Executive Officer



PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                                                June 30, 2005  December 31,
                                                                                                  (Unaudited)       2004
                                                                                                 ------------  -----------
                                     ASSETS
Current Assets:
 Cash and cash equivalents                                                                        $          1 $    252
 Accounts receivable (net of allowance for doubtful accounts of  $29 and $54 for 2005 and 2004,
 respectively)                                                                                           2,923    1,050
 Unbilled receivables                                                                                      625        -
 Prepaid expenses and other current assets                                                                  90       27
                                                                                                   ------------ --------
   Total current assets                                                                                  3,639    1,329

Property and equipment, net of accumulated depreciation of $1,029 for 2005 and $952 for 2004               496      417
Prepaid acquisition costs and acquisition deposit                                                            -      285
Goodwill                                                                                                 5,919    3,347
Purchased intangible assets, net                                                                         1,843        -
Other assets                                                                                                16       13
                                                                                                   ------------ --------
   Total assets                                                                                   $     11,913 $  5,391
                                                                                                   ============ ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt                                                             $      1,071 $    647
 Accounts payable                                                                                          914      609
 Deferred revenue                                                                                          373       21
 Accrued compensation and related expenses                                                                 774       97
 Other current liabilities                                                                                 107      266
                                                                                                   ------------ --------
   Total current liabilities                                                                             3,239    1,640

Long-term debt, less current maturities                                                                  2,877       81
Pension obligation                                                                                         302      302
                                                                                                   ------------ --------
   Total liabilities                                                                                     6,418    2,023
                                                                                                   ------------ --------

Stockholders' Equity:
 Preferred Stock - $.01 par value; authorized
   1,000 shares, no shares issued and outstanding                                                            -        -
 Common Stock - $.01 par value; authorized
    30,000 shares; 11,045 and 9,721 shares issued
  and outstanding  at June 30, 2005 and
  December 31,2004,respectively                                                                            110       97
 Additional paid in capital                                                                             44,057   42,050
 Accumulated deficit                                                                                   (38,672) (38,779)
                                                                                                   ------------ --------
   Total stockholders' equity                                                                            5,495    3,368
                                                                                                   ------------ --------
   Total liabilities and stockholders' equity                                                     $     11,913 $  5,391
                                                                                                   ============ ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.




                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
            For the three and six months ended June 30, 2005 and 2004
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                             Three months   Six months
                                                                                                 ended         ended
                                                                                               June 30,      June  30,
                                                                                             ------------- -------------
                                                                                              2005   2004   2005   2004
                                                                                             ------ ------ ------ ------
Revenues
 Services and fees                                                                           $3,587 $1,023 $7,082 $2,176
 Reimbursed costs                                                                               635    142  1,144    270
 Product                                                                                        327    471    764    676
                                                                                             ------ ------ ------ ------
    Total Revenues                                                                            4,549  1,636  8,990  3,122
                                                                                             ------ ------ ------ ------
Cost of services and goods sold
 Services                                                                                     2,779    851  5,442  1,682
 Reimbursed costs                                                                               600    108  1,076    220
 Product                                                                                        309    444    731    633
    Total cost of services and goods sold                                                     3,688  1,403  7,249  2,535
                                                                                             ------ ------ ------ ------
    Gross profit                                                                                861    233  1,741    587
Selling, general and administrative                                                             609    427  1,247    837
                                                                                             ------ ------ ------ ------
    Operating income (loss)                                                                     252   (194)   494   (250)
Other income (expenses):
 Interest expense, net                                                                          (36)   (39)   (83)   (73)
 Other income                                                                                    20      -     20      -
 Amortization of intangible assets                                                             (100)     -   (100)     -
 Amortization of discount on debt and
    intrinsic value of convertible debt                                                        (122)     -   (224)     -
                                                                                             ------ ------ ------ ------
    Total other expenses                                                                       (238)   (39)  (387)   (73)
                                                                                             ------ ------ ------ ------
    Net income (loss) before income taxes                                                        14   (233)   107   (323)
Income tax benefit                                                                                -      -       -      -
                                                                                             ------ ------ ------ ------
    Net income (loss)                                                                        $   14 $ (233)$  107 $ (323)
                                                                                             ====== ====== ====== ======

Basic earnings (loss) per share                                                             $  0.00 $(0.03)$  0.01 $(0.04)
                                                                                            ======= ====== ======= ======
Basic weighted average common shares outstanding                                             10,873  7,985  10,661  7,985
                                                                                            ======= ====== ======= ======

Dilute earnings (loss) per share                                                            $  0.00 $(0.03)$  0.01 $(0.04)
                                                                                            ======= ====== ======= ======
Diluted weighted average common shares
outstanding                                                                                  12,938  7,985  12,764  7,985
                                                                                            ======= ====== ======= ======


          See Accompanying Notes to Condensed Consolidated Statements.



                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2005 and 2004
                                   (Unaudited)
                                 (In thousands)


                                                                                                             2005  2004
                                                                                                           ------- -----

Cash flows provided by (used in) operating activities:
   Net income (loss)                                                                                      $   107 $(323)
   Adjustments to reconcile net loss to net cash used in
        operating activities, net of effect of acquisition:
        Depreciation and amortization                                                                          77    36
        Amortization of intangible assets                                                                     100     -
        Amortization of beneficial interest                                                                   161     -
        Amortization of discount on debt                                                                       63     -
        Changes in assets and liabilities                                                                    (217) (131)
                                                                                                           ------- -----
              Net cash provided by (used in) operating activities                                             291  (418)
                                                                                                           ------- -----

Cash flows used in investing activities:
   Capital expenditures - property and equipment                                                              (98)   (4)
   Acquisition of Summit                                                                                   (1,118)    -
                                                                                                           ------- -----
           Net cash used in investing activities                                                           (1,216)   (4)
                                                                                                           ------- -----

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options and warrants                                                                676     -
Repayments of notes payable                                                                                   (423)  (6)
Net proceeds from equity sale                                                                                       453
Net proceeds from line of credit                                                                              421     -
                                                                                                           ------- -----
           Net cash provided by financing activities                                                          674   447
                                                                                                           ------- -----

Net increase (decrease in) cash and cash equivalents                                                         (251)   25
Cash and cash equivalents, beginning of periods                                                               252   419
                                                                                                           ------- -----
Cash and cash equivalents, end of periods                                                                 $     1 $ 444
                                                                                                           ======= =====

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

     The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations expected for the full year.


2. Earnings per Share and Stock-Based Compensation

     The Company accounts for stock-based compensation issued to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the vesting periods of the options. During the three months ended June 30, 2005, 222,500 stock options were granted to employees and directors. During the six months ended June 30, 2005, 222,500 stock options were granted to employees and directors.

     The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and six months ended June 30, 2005 and 2004, respectively. (in thousands, except per share data):





                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                               2005               2004              2005               2004
                                                               ----               ----              ----               ----

Net income (loss), as reported                         $            (14)   $          (233)  $           107    $         (323)

Less: stock-based compensation expense, net of tax     $           (210)   $          (52)   $          (242)   $          (75)
                                                           --------------     -------------     --------------     -------------

Net loss, pro forma                                                (196)             (285)              (135)             (398)
                                                           ==============     =============     ==============     =============

Basic net income (loss) per share :
  As reported                                          $            0.00   $        (0.03)   $          0.01    $        (0.04)
                                                           ==============     =============     ==============     =============
  Pro forma                                            $           (0.01)  $        (0.04)   $         (0.00)   $        (0.05)
                                                           ==============     =============     ==============     =============
Diluted net income (loss) per share:
  As reported                                          $            0.00   $        (0.03)   $          0.01    $        (0.04)
                                                           ==============     =============     ==============     =============
  Pro forma                                            $           (0.01)  $        (0.04)   $         (0.00)   $        (0.05)
                                                           ==============     =============     ==============     =============



The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                                                     2005              2004
                                                             -------------     -------------
Risk-free interest rate                                             3.97%             4.43%
Dividend yield                                                         0%                0%
Expected life - years                                                  10                10
Volatility                                                            57%               59%

3. Earnings (Loss) Per Share Data

     Common stock equivalents in the three and six months ended June 30, 2004, were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common stock shares outstanding in this period are the same as the basic weighted average common stock shares outstanding.

     Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares and the diluted weighted average number of shares was 7,984,904 and 8,636,445 for the three and six months ended June 30, 2004, respectively.

4. Income Taxes

     The income tax expense for the Company's income from operations generated during the six months of 2005 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. For the six month period ended June 30, 2004, the Company did not recognize an income tax benefit for its operating losses generated in that period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and six month period ended June 30, 2005 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5. Debt

     During April 2005, the Company paid a note holder $216,996 that was comprised of $183,946 of principal and the remaining amount was accrued interest on his note. Additionally, in April the Company refinanced two notes held by the Chief Executive Officer by executing a $374,304 convertible note. The convertible note bears an annual interest rate of prime and interest is payable monthly. The CEO can convert the note into the Company's common stock at a conversion price of $2.43 per share. The note matures on April 29, 2007.

     On May 26, 2005, Digital Fusion amended its secured revolving line of credit agreement with a local bank. The Amendment (i) extended the maturity date to May 20, 2006, (ii) stated the rate of interest at prime, payable monthly and
(iii) secured the line of credit by the Company's receivables and certain guarantees. The line of credit is not to exceed the lower of 90% of eligible accounts receivable or $3.5 million.

     On July 1, 2005, the Company paid an installment payment as required by the Summit acquisition of $905,047 that was comprised of $877,195 of principal and the remaining amount was accrued interest. See Note 6 below for a discussion of the debt acquired during the first quarter of 2005 from the acquisition of Summit Research Corporation.

6. Commitments

Government Contracting
Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, audit adjustments that may result from DCAA audits are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

7. Summit Acquisition

     On January 3, 2005, the Company closed on its acquisition of Summit Research Corporation ("Summit"). To purchase all of the outstanding capital stock of Summit, the Company (a) paid $1.6 million in cash (b) issued 575,000 shares of its common stock (c) entered into a six-month note for $898,692 (6% annual interest) and (d) executed a convertible promissory note for $2.7 million. The note holder may convert the principal portion of the convertible note into the Company's common stock at a conversion price of $2.25 per share. In the event the entire convertible note is converted, the note holder will receive a total of 1.2 million shares of the Company's common stock. The annual interest rate is 5%; however, no interest shall accrue for the first six months and during any calendar month in which the average closing price of the publicly traded Company's common stock is greater than $2.80 per share. The Company recorded imputed interest of $228,000. The estimates used to determine the imputed interest will be reviewed each quarter and adjusted as needed. The imputed interest amount of $228,000 will be amortized to interest expense over a four year period. The Company also estimated the intrinsic value of the embedded beneficial conversion options of the $2.7 million note at $769,000. The $769,000 will be amortized to interest expense over the life of the note.

     In conjunction with this acquisition, on January 3, 2005, the Company entered into employment agreements with two individuals with Summit. The annual salaries for these two individuals total $310,000 per year for two years or when the convertible note is paid off whichever is later.


     The Company included the results of Summit in its financial statements beginning January 1, 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. During the three months ended June 30, 2005, the Company finished its evaluation of the intangibles purchased and finalized the purchase price allocation. The $2.6 million of intangible assets represents $2.2 million allocated to customer base intangibles and $367,000 allocated to employment and non-compete agreements.

                                     (in thousands)

 Accounts receivable                                       $                  2,354
 Fixed assets                                                                    57
 Other assets                                                                   313
 Goodwill                                                                     1,921
 Intangible assets                                                            2,594
                                                                --------------------------
     Total assets acquired                                                    7,236
                                                                --------------------------
 Notes payable                                                                 (300)
 Accounts payable and accrued liabilities                                    (1,225)
                                                                --------------------------
     Total liabilities assumed                                               (1,525)
                                                                --------------------------
Total purchase price                                         $                5,714
                                                                ==========================


8. Unaudited Pro Forma Financial information for Acquisition

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Summit acquisition had occurred on January 1, 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma results were as follows for the three and six months ended June 30, 2004:

                                                                         (in thousands)
                                                    Three months ended June 30,    Six months ended June 30,
                                                                2004                         2004
Revenues                                       $                           3,886   $                    7,276
Net (loss) income                              $                            (10)   $                       30
Basic earnings per share                       $                          (0.00)   $                     0.00
Weighted average common stock shares
outstanding                                                                8,560                        8,560

9. Stockholders' Equity

     A summary of the changes in stockholders' equity for the six months ended June 30, 2005 is as follows:

                                                                                                  Stockholders' Equity
                                                                                                  --------------------
                   Balance, December 31, 2004                                                                $3,368

            Net income                                                                                          107
            Shares issued in Summit purchase                                                                    575
            Exercise of stock options and warrants                                                              676
            Beneficial interest Summit acquisition                                                              769

                     Balance, June 30, 2005                                                                  $5,495
                                                                                                             ======

     On January 3, 2005, as part of the acquisition of Summit Research Corporation, the Company issued 575,000 shares of its common stock. Effective March 17, 2005, Madison Run, LLC exercised warrants to purchase 354,054 shares of the Company's common stock. The Company received $333,108 from the exercise of these warrants. On June 6, 2005, Madison Run, LLC exercised warrants to purchase 212,839 shares of the Company's common stock. The Company received $200,069 from the exercise of these warrants.

     In addition to the Madison Run, LLC and Summit acquisition transactions above, the Company issued 181,915 shares of common stock to fulfill stock option and stock warrant exercises during the six months ended June 30, 2005. The stock options and stock warrants had exercise prices ranging from $0.33 to $1.01. The Company received proceeds totaling $143,210 from the exercise of these stock options and stock warrants during the six months ended June 30, 2005.

     The Board of Directors has approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock the Company is authorized to issue from Sixteen Million (16,000,000) shares to Thirty Million (30,000,000) shares. The Company's authorized Preferred Stock of One Million (1,000,000) shares will remain unchanged. At the Company's Annual Meeting of stockholders held on June 28, 2005, stockholders approved the proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

10. Stock Option Plans

     At the Company's Annual Meeting of stockholders held on June 28, 2005, the Digital Fusion, Inc. 2005 Stock Option Plan (the "2005 Stock Option Plan") was approved. The 2005 Stock Option Plan, an incentive and non-qualified stock option plan which authorizes the issuance of up to 750,000 shares of our common stock was approved by the Board of Directors subject to stockholder approval. The 750,000 shares of common stock authorized will be used to grant non-qualified stock options to our employees, directors, officers and consultants and incentive stock options to our employees. The Company does not have any current definitive plans for the grant of options.

     With respect to incentive stock options, the 2005 Stock Option Plan provides that the exercise price of each such option must be at least equal to 100% of the fair market value of our common stock on the date of grant (110% in the case of stockholders who, at the time the option is granted, own more than 10% of the outstanding common stock), and requires that all such options have an expiration date not later than that date which is one day before the tenth anniversary of the date of the grant (or the fifth anniversary of the date of grant in the case of 10% stockholders). Pursuant to the provisions of the 2005 Stock Option Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

     With respect to non-qualified stock options, the 2005 Stock Option Plan requires that the exercise price of all such options be at least equal to 100% of the fair market value of our common stock on the date such option is granted and requires that all such options have an expiration date not later than that date which is one day before the tenth anniversary of the date of the grant of such option.

10. Reclassifications

     The Company has reclassed certain amounts for the three and six months ending June 30, 2004 to conform to the 2005 presentation on its Condensed Consolidated Statements of Operation.

11. Subsequent Events

     On July 1, 2005, the Company paid an installment payment as required by the Summit acquisition of $905,047 that was $877,195 in principal and the remaining amount in accrued interest.

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

Overview

     Digital Fusion is an information technology and engineering services company that helps its customers make the most of technology to meet their business needs. The Company's IT Services provides solutions to both government and commercial customers, focused in the following areas: Business process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration and IT Support. Digital Fusion's engineering services supports a variety of customers with state-of-the art solutions that include Computational Aerodynamics/CFD, Optical Systems Design, Development and Test, Thermo/structural Dynamics, Models and Simulations, and Ground/Flight Planning, Execution, and Data Analysis. Based in Huntsville, Alabama, Digital Fusion also has an office in New Jersey and a satellite office in Florida.

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


Results of Operations


THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

     REVENUES. Service revenue increased approximately $2.6 million from $1.0 million for the three months ended June 30, 2004 to $3.6 million for the three months ended June 30, 2005. Service revenue increased approximately $4.9 million from $2.2 million for the six months ended June 30, 2004 to $7.1 million for the six months ended June 30, 2005. Reimbursed costs revenue increased approximately $493,000 from $142,000 for the three months ended June 30, 2004 to $635,000 for the three months ended June 30, 2005. Reimbursed costs revenue increased approximately $874,000 from $270,000 for the six months ended June 30, 2004 to $1,144,000 for the six months ended June 30, 2005.

     The increase in service revenue and reimbursed costs revenue was primarily related to the Summit acquisition and growth in the engineering services. The Summit acquisition accounted for $2.2 million and $4.4 million of increased revenue, and the newly formed engineering services division accounted for $848,000 and $1.9 of revenues during the three and six months ended June 30, 2005, respectively. The increases in revenue related to the Summit acquisition and growth in the engineering services, are partially offset by decreases in IT services revenue. The Company expects its revenues to increase during the remainder of 2005 as compared to 2004 due to the addition of engineering services and the Summit acquisition.

     Product revenues decreased $144,000 from $471,000 in the three months ended June 30, 2004 to $327,000 in the three months ended June 30, 2005. Product revenues increased $88,000 from $676,000 in the six months ended June 30, 2004 to $764,000 in the six months ended June 30, 2005. During the third quarter of 2004, Digital Fusion began selling the SPI Dynamics Information Assurance product line WebInspect and is the sole source through which Intuit can sell to governmental entities. As the relationship between DFI and Intuit has solidified, Intuit developed its own federal team that concentrates on governmental agencies exclusively.

     COST OF SERVICES AND GOODS SOLD. Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefit; and other direct costs. Cost of services increased by $1,928,000 to $2,779,000 for the three months ended June 30, 2005. Cost of services increased by $3,760,000 to $5,442,000 for the six months ended June 30, 2005. The increase in cost of services for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 is due to the increase in revenues as a result of the Summit acquisition and the addition of engineering services.

     Reimbursed costs consist primarily of third-party materials, such as hardware and software that we purchase for customer solutions resold to customers and also include the costs of subcontracted labor and travel related expenses that are reimbursed. The increase in the reimbursed costs from $108,000 for the three months ended June 30, 2004 to $600,000 for the three months ended June 30, 2005 and the increase in the reimbursed costs from $220,000 for the six months ended June 30, 2004 to $1,076,000 for the six months ended June 30, 2005 is primarily due to the materials that are resold to the Summit customers.

     Product cost of goods sold decreased by $135,000 to $309,000 for the three months ended June 30, 2005 and increased by $98,000 to $731,000 for the six months ended June 30, 2005. The changes in cost of goods sold are primarily related to the changes in sales of the Intuit product Track-It! and the newly introduced SPI Dynamics Information Assurance product line WebInspect.

     GROSS PROFIT. Gross profit for services during the three months ended June 30, 2005 is $808,000 or 22.5% of services revenues as compared to $172,000, or 16.8% of services revenues for the three months ended June 30, 2004. Gross profit for services during the six months ended June 30, 2005 is $1,640,000 or 23.2% of services revenues as compared to $494,000, or 22.7% of services revenues for the six months ended June 30, 2004. The increase in services gross profit as a percent of services revenues is primarily due to a change in business mix resulting from the Summit acquisition and the addition of engineering services.

     Gross profit for the reimbursed costs during the three months ended June 30, 2005 is $35,000 or 5.5% of reimbursed costs revenue as compared to $34,000 and 23.9% of reimbursed costs revenue for the three months ended June 30, 2004. Gross profit for the reimbursed costs during the six months ended June 30, 2005 is $68,000 or 5.9% of reimbursed costs revenue as compared to $50,000 or 18.5% of reimbursed costs revenue for the six months ended June 30, 2004. The decrease in gross profit as a percentage of reimbursed costs revenue is primarily related to the lower mark-up on material purchases for Summit and engineering services customers. Generally, there is very low margin on this type of revenue.

     Gross profit for product was $18,000 or 5.5% for the three months ended June 30, 2005 and $27,000 or 5.7% for the three months ended June 30, 2004. Gross profit for product was $33,000 or 4.3% for the six months ended June 30, 2005 and $43,000 or 6.3% for the six months ended June 30, 2004. The decrease in profit margin on product sales is primarily attributable to an increase in pricing pressure.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs related to the administration of the company. SG&A expenses increased $182,000 for the three month ended June 30, 2005 compared to the three month ended June 30, 2004 and increased $410,000 for the six month ended June 30, 2005 compared to the six month ended June 30, 2004. The increase in SG&A is primarily related to the addition of engineering services and the acquisition of Summit, partially offset by a $20,000 reduction in our allowance for doubtful accounts. SG&A as a percent of revenue was 13.4% and 26.1% for the three months ending June 30, 2005 and 2004, respectively. SG&A as a percent of revenue was 13.9% and 26.8% for the six months ending June 30, 2005 and 2004, respectively. The Company expects its SG&A will continue to decrease as a percent of revenue for the remainder of 2005; however, the Company expects its SG&A actual dollars to continue to increase for the remainder of 2005 compared to the same periods in 2004 due to the addition of engineering services and the acquisition of Summit.

     INTEREST EXPENSE, NET. Interest expense decreased from $39,000 in the three months ended June 30, 2004 to $36,000 for the three months ended June 30, 2005 and increased from $73,000 in the six months ended June 30, 2004 to $83,000 for the six months ended June 30, 2005. The charges are primarily related to the additional debt issued to the former Summit shareholder for the acquisition of Summit, partially offset by strong cash collections that reduced borrowings in the three months ended June 30, 2005.

     OTHER INCOME. The $20,000 of other income recorded in the three months ended June 30, 2005 is related to the reversal of deferred revenue recorded in prior years for obligations that no longer exist and for services the company no longer provides.

     AMORTIZATION OF INTANGIBLE ASSETS. The $100,000 amortization of intangible assets is related to the Summit acquisition. The Company allocated $1,668,833 to the customer base intangible assets and allocated $274,677 to employment agreements acquired in the Summit acquisition. The Company is amortizing the customer base and employment agreements over five and four years, respectively. There was no such expense during 2004.

     AMORTIZATION OF DISCOUNT ON DEBT AND INTRINSIC VALUE OF CONVERTIBLE DEBT. The $122,000 and $224,000 amortization of debt discount and intrinsic value of the convertible debt in the three and six months ended June 30, 2005 are related to the convertible debt issued to the former Summit shareholder. The Company expects this expense to continue throughout 2005. There was no such expense during 2004.

     INCOME TAX BENEFIT. The income tax expense for the Company's income from operations generated during the six months ended June 30, 2005 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. The Company has not recognized an income tax benefit for its operating losses generated in the three months and six months ended June 30, 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and six months ended June 30, 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     NET (LOSS) INCOME. As a result of the above factors, net income increased $247,000 from a net loss of $233,000 for the three months ended June 30, 2004 to net income of $14,000 for the three months ended June 30, 2005 and net income increased $430,000 from a net loss of $323,000 for the six months ended June 30, 2004 to net income of $107,000 for the six months ended June 30, 2005. The increase in net income for the six months ended June 30, 2005 compared to the same period during 2004 is primarily the result of the addition of engineering services and the Summit acquisition.

Liquidity and Capital Resources

     Net cash provided by operating activities was $291,000 during the six months ended June 30, 2005. The largest cost of sales is personnel costs and this cost must be paid timely and cannot be delayed; thus as the Company's revenues grow this will cause a use of cash in the interim period until the revenue can be collected. The Company is able to borrow on its line of credit up to 90% of its eligible accounts receivable to a maximum borrowing of $3.5 million. This borrowing capability helps the Company's cash flow until the accounts receivable are collected.

     During the six months ended June 30, 2005, the Company invested $98,000 primarily in computer equipment and furniture for engineering services. The Company does not expect to have significant equipment purchases during the remainder of 2005.

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

     Net cash provided by financing activities for the six months ended June 30, 2005 was $674,000. The Company received $676,000 of proceeds from the exercise of warrants and options and $421,000 from its line of credit. This was offset by the payment of $423,000 to certain note holders during the six months ended June 30, 2005. On April 29, 2005, the Company executed a $374,304 convertible note payable to its CEO to refinance two notes it had outstanding to the CEO. The interest on the convertible debt is payable monthly with the principal due on April 29, 2007. The CEO can convert the note into the Company's common stock at a conversion price of $2.43 per share.

     The Company's working capital, which consists of current assets less current liabilities, increased from a negative $311,000 as of December 31, 2004 to $400,000 as of June 30, 2005. During 2005, the Company has funded its cash needs through consistent collections of accounts receivable, through the exercise of warrants and options and by borrowing on its line of credit, which is secured by the Company's receivables and certain guarantees, at an interest rate of prime.

     Federal services revenues are expected to increase with the employment of Gary Ryan as the Company's president during mid-2004, the addition of the Company's engineering services during late 2004 and the acquisition of Summit during January of this year.

     Digital Fusion's ability to grow substantially may be dependent upon obtaining cash flow from its operations and other external sources.

     The Company has taken numerous actions to restructure and streamline its operations. Most recently, the Company added engineering services during late 2004 and acquired Summit during early 2005. The Company has also obtained a line of credit secured with its receivables and certain guarantees. Because of these actions, management believes it has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the exercise of warrants and options and its line of credit. Future growth will be supported with revenue from continuing operations, which includes the Company's new engineering services and the acquisition of Summit, a high technology engineering firm. If the Company fails to meet its goals, seeks to expand its operations at a level above its current cash flow from operations, or does not collect its accounts receivable in a timely manner, it may require an infusion of working capital of which the availability and terms cannot be predicted.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or good delivered, the contact price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company's current contracts are with Federal Government Departments or Agencies, or subcontracts to companies whose prime contracts are with the Federal Government. Most of these contracts are Time and Material (T&M) or Firm Fixed Price Level of Effort (FFP LOE). The LOE clause requires the Company to have a certain number of labor hours and that these hours are worked by personnel qualified to perform under certain labor categories. Revenue on these contracts is recognized as time is expended and or materials are delivered. The price is based on effort expended, not results achieved. The revenue on these contracts is recognized by hours worked which serves as a proxy for output. Revenue on cost-plus-fee contracts is recognized to the extent of costs or hours actually incurred plus a proportional amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable cost actually incurred in performance of the contract. The Company's deferred revenue relates to payments we have received in advance of services (hours worked).

     From time to time, we may proceed with work based on customer direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.


     Allowance for Doubtful Accounts. The Company's accounts receivable are reduced by $29,000 for an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. The Company's management believes the allowance to be reasonable. The Company does not accrue interest on past due accounts receivable. As a result of improved collections and a shift in business mix to government agencies, the Company has reduced its allowance for doubtful accounts by $20,000 in three months ended June 30, 2005.

     Valuation of Goodwill and Intangible Assets. Goodwill and intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. This annual impairment test is performed in the last quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the Company to the amount of goodwill recorded. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Although the Company's management believes that the estimates and assumptions used are reasonable, actual results could differ.

Item 3. Controls and procedures.


(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the supervision of the Chairman and Chief Executive officer, Roy E. Crippen, III, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Crippen has concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

(b) Changes in internal controls. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

Item 2. Changes in Securities.

Issuance of Unregistered Securities-
------------------------------------

     On May 23, 2005, the Company issued 15,000 shares of its common stock at an exercise price of $1.01 for exercise of warrants. The Company received proceeds of $15,150 from the exercise of these warrants. On June 6, 2005, the Company issued 212,839 shares of its common stock at an exercise price of $0.94 for exercise of warrants. The Company received proceeds of $200,069 from the exercise of these warrants. These shares were issued to accredited investors. The company relied on Section 4(2) of the Securities Act of 1933 and Regulation D thereunder as the basis for an exemption from registration for this issuance.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on June 28, 2005:

                                                              Votes            Authority
                                                            Cast For            Withheld
                                                      -------------------- ------------------

               1. Election of Directors:
                     Roy E. Crippen, III                    8,919,444                 1,210
                     Jay M. Garner                          8,919,444                 1,210
                     O.G. Greene                            8,918,984                 1,670
                     G. Stewart Hall                        8,919,184                 1,470
                     Frank Libutti                          8,919,244                 1,410
                     Charles F. Lofty                       8,919,044                 1,610
                     Gary S. Ryan                           8,919,444                 1,210


                                                                                                                       Broker
                                                            For              Against          Abstentions             Non-Votes

       2.    Approval of the amendment to the Restated
             Articles of Incorporation to increase the
             number of authorized shares of common stock  8,512,642          407,912              100                      0

       3.    Approval of the Company's 2005 Stock
             Option Plan                                  5,479,315          399,116            6,260               3,035,963

       4.    Ratification of Pender Newkirk &
             Company as the independent auditors
             of the Company                               8,899,964           20,240              450                       0


Item 5. Other Information.

     None.

Item 6. Exhibits.

(a)      Exhibits


         The following is a list of Exhibits filed as a part of this Report.


         Exhibit No.                        Description
         -----------                        -----------

         *10.1 Convertible Promissory Note dated April 29, 2005 for $374,303.52 between Roy E Crippen, III (CEO) and the Company is incorporated herein by reference to
                           Exhibit 10.1 to the Form 8-K filed May 5, 2005.
         *10.2 Registration Rights Agreement dated April 29, 2005 between Roy E. Crippen, III (CEO) and the Company is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 5, 2005.
         *10.3 Consultant agreement dated March 30, 2005 between Frank Libutti and the Company to provide business development.
         *10.4 Employment Agreement dated April 7, 2005 between Digital Fusion and Christopher Brunhoeber
         *10.5 Loan Agreement, Note and Security Agreement, each dated May 25, 2005, among First Commercial Bank of Huntsville and the Company, for a $3,500,000 revolving line of credit, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 31, 2005.
         *31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

         ---------------
         *   Incorporated by reference.
         ** Filed herewith.
         + Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DIGITAL FUSION, INC.


Date: August 11, 2005
                                     By:          /s/ Christopher L. Brunhoeber
                                           -------------------------------------
                                     Name:        Christopher L. Brunhoeber
                                     Title:       Vice President of Finance
                                                  (Principal Accounting Officer)