Form 10QSB
period 2005-09-30
DIGITAL FUSION INC/NJ/
filed 2005-11-14
CIK 1057257

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005. (Third quarter of fiscal 2005)

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________ to______________

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

         As of November 1, 2005, 11,071,564 shares of the issuer's common stock, par value $.01 per share, were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|




================================================================================

                              DIGITAL FUSION, INC.

                                      INDEX

  PART I.      FINANCIAL INFORMATION                                                  Page No.
                                                                                      --------
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2005
             (unaudited) and  December 31, 2004........................................   1

           Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 2005 and 2004 (unaudited).......   2

           Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 2005 and 2004 (unaudited) ............   3

           Notes to Condensed Consolidated Financial Statements .......................   4

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................................  10

  Item 3. Controls and Procedures......................................................  16

  PART II.      OTHER INFORMATION

  Item 1. Legal Proceedings............................................................  17

  Item 2.  Changes in Securities.......................................................  17

  Item 3.  Defaults Upon Senior Securities.............................................  17

  Item 4.  Submission of Matters to a Vote of Security Holders.........................  17

  Item 5.  Other Information...........................................................  17

  Item 6.  Exhibits....................................................................  18

  SIGNATURES...........................................................................  19

  Section 302 CEO and CFO Certifications

  Section 906 CEO and CFO Certifications


PART I FINANCIAL INFORMATION
Item 1. Financial Statements.



                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                                                   September 30, 2005
                                                                                       (Unaudited)   December 31, 2004
                                                                                       -----------   -----------------
                              ASSETS
Current Assets:
     Cash and cash equivalents                                                        $          1     $        252
     Accounts receivable (net of allowance for doubtful
       accounts of  $29 and $54 for 2005 and 2004, respectively)                             3,614            1,050
     Unbilled receivables                                                                      614             --
     Prepaid expenses and other current assets                                                  73               27
                                                                                      ------------     ------------
        Total current assets                                                                 4,302            1,329

Property and equipment, net of accumulated depreciation of
       $1,068 for 2005 and $952 for 2004                                                       495              417
Prepaid acquisition costs and acquisition deposit                                             --                285
Goodwill                                                                                     5,865            3,347
Purchased intangible assets, net                                                             1,742             --
Other assets                                                                                    18               13
                                                                                      ------------     ------------
        Total assets                                                                  $     12,422     $      5,391
                                                                                      ============     ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt                                             $      1,442     $        647
     Accounts payable                                                                        1,414              609
     Deferred revenue                                                                          405               21
     Accrued compensation and related expenses                                                 959               97
     Other current liabilities                                                                  83              266
                                                                                      ------------     ------------
        Total current liabilities                                                            4,303            1,640

Long-term debt, less current maturities                                                      2,220               81
Pension obligation                                                                             302              302
                                                                                      ------------     ------------
        Total liabilities                                                                    6,825            2,023
                                                                                      ------------     ------------
Stockholders' Equity:
     Preferred Stock - $.01 par value; authorized
       1,000 shares, no shares issued and outstanding                                         --               --
     Common Stock - $.01 par value; authorized
        30,000 shares; 11,072 and 9,721
        shares issued and outstanding at
        September 30, 2005 and December 31,
        2004, respectively                                                                     111               97
     Additional paid in capital                                                             44,069           42,050
     Accumulated deficit                                                                   (38,583)         (38,779)
                                                                                      ------------     ------------
        Total stockholders' equity                                                           5,597            3,368
                                                                                      ------------     ------------
        Total liabilities and stockholders' equity                                    $     12,422     $      5,391
                                                                                      ============     ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                          Three months ended                 Nine months ended
                                                             September 30,                     September 30,
                                                        ------------------------         ------------------------
                                                          2005            2004             2005            2004
                                                        --------         -------         --------         -------
Revenues
     Services and fees                                  $  4,060         $   962         $ 11,107         $ 3,137
     Reimbursed costs                                        815             191            1,993             461
     Product                                                 963             891            1,728           1,567
                                                        --------         -------         --------         -------
        Total Revenues                                     5,838           2,044           14,828           5,165
                                                        --------         -------         --------         -------
Cost of services and goods sold
     Services                                              3,163             846            8,605           2,527
     Reimbursed costs                                        796             150            1,872             370
     Product                                                 877             845            1,608           1,478
                                                        --------         -------         --------         -------
        Total cost of services and goods sold              4,836           1,841           12,085           4,375
                                                        --------         -------         --------         -------
        Gross profit                                       1,002             203            2,743             790
Selling, general and administrative                          678             472            1,925           1,309
                                                        --------         -------         --------         -------
        Operating income (loss)                              324            (269)             818            (519)
Other income (expenses):
     Interest expense, net                                   (54)            (58)            (137)           (131)
     Other income                                              1            --                 21            --
     Amortization of intangible assets                      (101)           --               (201)           --
     Amortization of discount on debt and
        intrinsic value of convertible debt                  (81)           --               (305)           --
                                                        --------         -------         --------         -------
        Total other expenses                                (235)            (58)            (622)           (131)
                                                        --------         -------         --------         -------
        Net income (loss)                               $     89         $  (327)        $    196         $  (650)
                                                        ========         =======         ========         =======
Basic earnings (loss) per share                         $   0.01         $ (0.04)        $   0.02         $ (0.09)
                                                        ========         =======         ========         =======
Basic weighted average common shares outstanding          11,051           7,985           10,792           7,599
                                                        ========         =======         ========         =======
Dilute earnings (loss) per share                        $   0.01         $ (0.04)        $   0.02         $ (0.09)
                                                        ========         =======         ========         =======
Diluted weighted average common
  shares outstanding                                      13,156           7,985           12,879           7,599
                                                        ========         =======         ========         =======



          See Accompanying Notes to Condensed Consolidated Statements.


                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2005 and 2004
                                   (Unaudited)
                                 (In thousands)


                                                                           2005            2004
                                                                         -------         --------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                     $   196         $(650)
   Adjustments to reconcile net loss to net cash used in
        operating activities, net of effect of acquisition:
        Depreciation and amortization                                        118            72
        Amortization of intangible assets                                    201          --
        Amortization of beneficial interest                                  243          --
        Amortization of discount on debt                                      62          --
        Changes in assets and liabilities                                   (187)          371
                                                                         -------         -----
              Net cash provided by (used in) operating activities            633          (207)
                                                                         -------         -----
Cash flows used in investing activities:
   Capital expenditures - property and equipment                            (139)          (71)
   Acquisition of Summit                                                  (1,182)         --
                                                                         -------         -----
           Net cash used in investing activities                          (1,321)          (71)
                                                                         -------         -----
Cash flows provided by (used in) financing activities:
Proceeds from exercise of options and warrants                               689          --
Repayments of notes payable                                               (1,531)         (536)
Net proceeds from equity sale                                                453
Net proceeds from line of credit                                           1,279          --
                                                                         -------         -----
           Net cash provided by (used in) financing activities               437           (83)
                                                                         -------         -----
Net decrease in cash and cash equivalents                                   (251)         (361)
Cash and cash equivalents, beginning of periods                              252           419
                                                                         -------         -----
Cash and cash equivalents, end of periods                                $     1         $  58
                                                                         =======         =====

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

     The condensed consolidated interim financial statements of Digital Fusion, Inc. ("Digital Fusion," "DFI," or the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring) necessary for a fair presentation of the information shown herein have been included.

     The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations expected for the full year.


2. Earnings per Share and Stock-Based Compensation

     The Company accounts for stock-based compensation issued to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the vesting periods of the options. During the three months ended September 30, 2005, 590,750 stock options were granted to employees and directors. During the nine months ended September 30, 2005, 1,561,250 stock options were granted to employees and directors.

     The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure," an amendment of SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004, respectively. (in thousands, except per share data):

                                           Three Months Ended September 30,               Nine Months Ended September 30,
                                           2005                        2004                  2005                    2004
                                      ------------------      ------------------      ------------------     -----------------
Net income (loss), as reported        $              89       $            (327)      $             196      $            (650)

Less: stock-based
  compensation expense, net of tax    $            (297)      $             (61)      $            (539)     $            (136)
                                      -----------------       -----------------       -----------------      -----------------

Net loss, pro forma                                (208)                   (388)                   (343)                  (786)
                                      =================       =================       =================      =================

Basic net income (loss) per share :
  As reported                         $            0.01       $           (0.04)      $            0.02      $           (0.09)
                                      =================       =================       =================      =================
  Pro forma                           $           (0.02)      $           (0.05)      $           (0.03)     $           (0.10)
                                      =================       =================       =================      =================
Diluted net income (loss) per share:
  As reported                         $            0.01       $           (0.04)      $            0.02      $           (0.09)
                                      =================       =================       =================      =================
  Pro forma                           $           (0.02)      $           (0.05)      $           (0.03)     $           (0.10)
                                      =================       =================       =================      =================



The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                         2005              2004
                                     ---------          -------
Risk-free interest rate                 4.08%             4.35%
Dividend yield                             0%                0%
Expected life - years                     10                10
Volatility                                54%               57%

3. Earnings (Loss) Per Share Data

     Common stock equivalents in the three and nine months ended September 30, 2004, were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common stock shares outstanding in this period are the same as the basic weighted average common stock shares outstanding. However, if the company had net income the diluted weighted average number of shares would have been 8,837,143 and 8,186,955 for the three and nine months ended September 30, 2004, respectively.

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


4. Income Taxes

     The income tax expense for the Company's income from operations generated during the nine months of 2005 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. For the nine month period ended September 30, 2004, the Company did not recognize an income tax benefit for its operating losses generated in that period based on uncertainties concerning its ability to generate taxable income in future periods. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5. Debt

     During April 2005, the Company paid a note holder $216,996 that was comprised of $183,946 of principal and the remaining amount was accrued interest on his note. Additionally, in April the Company refinanced two notes held by the Company's former Chief Executive Officer, Roy Crippen, by executing a $374,304 convertible note. The convertible note bears an annual interest rate of prime and interest is payable monthly. Mr. Crippen can convert the note into the Company's common stock at a conversion price of $2.43 per share. The note matures on April 29, 2007.

     On May 26, 2005, Digital Fusion amended its secured revolving line of credit agreement with a local bank. The Amendment (a) extended the maturity date to May 20, 2006, (b) stated the rate of interest at prime, payable monthly and
(c) secured the line of credit by the Company's receivables and certain guarantees. The line of credit is not to exceed the lower of 90% of eligible accounts receivable or $3.5 million.

     On July 1, 2005, the Company paid an installment payment as required by the Summit Research Corporation ("Summit") acquisition documents of $905,047 that was comprised of $877,195 of principal and the remaining amount was accrued interest. See Note 6 below for a discussion of the debt acquired during the first quarter of 2005 from the acquisition of Summit Research Corporation. The Summit acquisition is described in more detail in section 7. below.

6. Commitments

Government Contracting
Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, audit adjustments that may result from DCAA audits are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

7. Summit Acquisition

     On January 3, 2005, the Company closed on its acquisition of Summit Research Corporation. To purchase all of the outstanding capital stock of Summit, the Company (a) paid $1.6 million in cash (b) issued 575,000 shares of its common stock (c) entered into a six-month note for $898,692 (6% annual interest) and (d) executed a convertible promissory note for $2.7 million. The note holder may convert the principal portion of the convertible note into the Company's common stock at a conversion price of $2.25 per share. In the event the entire convertible note is converted, the note holder will receive a total of 1.2 million shares of the Company's common stock. The annual interest rate is 5%; however, no interest shall accrue for the first six months and during any calendar month in which the average closing price of the publicly traded Company's common stock is greater than $2.80 per share. The Company recorded imputed interest of $228,000. The estimates used to determine the imputed interest will be reviewed each quarter and adjusted as needed. The Company has not made adjustments to this estimate through September 30, 2005. The imputed interest amount of $228,000 will be amortized to interest expense over a four-year period. The Company also estimated the intrinsic value of the embedded beneficial conversion options of the $2.7 million note at $769,000. The $769,000 will be amortized to interest expense over the life of the note.

     In conjunction with this acquisition, on January 3, 2005, the Company entered into employment agreements with two individuals with Summit. The annual salaries for these two individuals total $310,000 per year for two years or when the convertible note is paid off whichever is later.


     The Company included the results of Summit in its financial statements beginning January 1, 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. During the three months ended June 30, 2005, the Company finished its evaluation of the intangibles purchased and finalized the purchase price allocation. The $1.9 million of intangible assets represents $1.7 million allocated to customer base intangibles and $275,000 allocated to employment and non-compete agreements.


                                 (in thousands)

               Accounts receivable                             $ 2,354
               Fixed assets                                         57
               Other assets                                        313
               Goodwill                                          2,518
               Intangible assets                                 1,943
                                                               -------
                   Total assets acquired                         7,185
                                                               -------
               Notes payable                                      (300)
               Accounts payable and accrued liabilities         (1,186)
                                                               -------
                   Total liabilities assumed                    (1,486)
                                                               -------
              Total purchase price                             $ 5,699
                                                               =======

8. Unaudited Pro Forma Financial information for Acquisition

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Summit acquisition had occurred on January 1, 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma results were as follows for the three and nine months ended September 30, 2004:


                                                                             (in thousands)
                                                                Three months ended          Six months ended
                                                                September 30, 2004          September 30, 2004
                                                                ------------------       -----------------------
                    Revenues                                       $        4,325         $         11,601
                    Net (loss) income                              $         (107)        $            (77)
                    Basic earnings per share                       $        (0.01)        $          (0.01)
                    Weighted average common stock shares
                    outstanding                                             8,560                    8,174



9. Stockholders' Equity

         A summary of the changes in stockholders' equity for the nine months ended September 30, 2005 is as follows:


                                                                              Stockholders' Equity
                                                                              --------------------
                   Balance, December 31, 2004                                        $3,368

            Net income                                                                  196
            Shares issued in Summit purchase                                            575
            Exercise of stock options and warrants                                      689
            Beneficial interest Summit acquisition                                      769

                     Balance, September 30, 2005                                     $5,597
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

     In addition to the Madison Run, LLC and Summit acquisition transactions above, the Company issued 208,417 shares of common stock to fulfill stock option and stock warrant exercises during the nine months ended September 30, 2005. The stock options and stock warrants had exercise prices ranging from $0.33 to $1.01. The Company received proceeds totaling $155,622 from the exercise of these stock options and stock warrants during the nine months ended September 30, 2005.

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

10. Reclassifications

     The Company has reclassed certain amounts for the three and nine months ending September 30, 2004 to conform to the 2005 presentation on its Condensed Consolidated Statements of Operation.

11. Subsequent Events

     As part of the Summit acquisition, a convertible promissory note for $2.7 million was issued. The note holder may convert the principal portion of the convertible note into the Company's common stock at a conversion price of $2.25 per share. On October 4, 2005, the company was notified that $299,999 of the $600,000 principal payment due December 31, 2005 would be converted to company common stock. Accordingly, the company will issue 133,333 share of company common to the Summit note holder on January 3, 2006.


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


Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2004

     REVENUES. Service revenue increased approximately $3.1 million from $1.0 million for the three months ended September 30, 2004 to $4.1 million for the three months ended September 30, 2005. Service revenue increased approximately $8.0 million from $3.1 million for the nine months ended September 30, 2004 to $11.1 million for the nine months ended September 30, 2005. Reimbursed costs revenue increased approximately $624,000 from $191,000 for the three months ended September 30, 2004 to $815,000 for the three months ended September 30, 2005. Reimbursed costs revenue increased approximately $1.5 million from $461,000 for the nine months ended September 30, 2004 to $2.0 million for the nine months ended September 30, 2005.

     The increase in service revenue and reimbursed costs revenue was primarily related to the Summit acquisition and growth in the engineering services. The Summit acquisition accounted for $2.5 million and $6.9 million of increased revenue, and the newly formed engineering services division accounted for $1.4 million and $3.3 million of revenues during the three and nine months ended September 30, 2005, respectively. The increases in revenue related to the Summit acquisition and growth in the engineering services, are partially offset by decreases in IT services revenue. The Company expects its revenues to increase during the remainder of 2005 as compared to 2004 due to the addition of engineering services and the Summit acquisition.

     Product revenues increased $72,000 from $891,000 in the three months ended September 30, 2004 to $963,000 in the three months ended September 30, 2005. Product revenues increased $161,000 rom $1,567,000 in the nine months ended September 30, 2004 to $1,728,000 in the nine months ended September 30, 2005. During the third quarter of 2004, Digital Fusion began selling the SPI Dynamics Information Assurance product line WebInspect. As the relationship between DFI and Intuit has solidified, Intuit developed its own federal team that concentrates on governmental agencies exclusively.

     COST OF SERVICES AND GOODS SOLD. Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefit; and other direct costs. Cost of services increased by $2,317,000 to $3,163,000 for the three months ended September 30, 2005. Cost of services increased by $6,078,000 to $8,605,000 for the nine months ended September 30, 2005. The increase in cost of services for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 is due to the increase in revenues as a result of the Summit acquisition and the addition of engineering services.

     Reimbursed costs consist primarily of third-party materials, such as hardware and software that we purchase for customer solutions resold to customers and also include the costs of subcontracted labor and travel related expenses that are reimbursed. The increase in the reimbursed costs from $150,000 for the three months ended September 30, 2004 to $796,000 for the three months ended September 30, 2005 and the increase in the reimbursed costs from $370,000 for the nine months ended September 30, 2004 to $1,872,000 for the nine months ended September 30, 2005 is primarily due to the materials that are purchased and resold to Summit and engineering services customers.

     Product cost of goods sold increased by $32,000 to $877,000 for the three months ended September 30, 2005 and increased by $130,000 to $1,608,000 for the nine months ended September 30, 2005. The increases in product cost of goods sold are primarily related to increases in sales of the Intuit product Track-It! and the newly introduced SPI Dynamics Information Assurance product line WebInspect.

     GROSS PROFIT. Gross profit for services during the three months ended September 30, 2005 is $897,000 or 22.1% of services revenues as compared to $116,000, or 12.1% of services revenues for the three months ended September 30, 2004. Gross profit for services during the nine months ended September 30, 2005 is $2,502,000 or 22.5% of services revenues as compared to $610,000, or 19.4% of services revenues for the nine months ended September 30, 2004. The increase in services gross profit as a percent of services revenues is primarily due to a change in business mix resulting from the Summit acquisition and the addition of engineering services.

     Gross profit for the reimbursed costs during the three months ended September 30, 2005 is $19,000 or 2.3% of reimbursed costs revenue as compared to $41,000 and 21.5% of reimbursed costs revenue for the three months ended September 30, 2004. Gross profit for the reimbursed costs during the nine months ended September 30, 2005 is $121,000 or 6.1% of reimbursed costs revenue as compared to $91,000 or 19.7% of reimbursed costs revenue for the nine months ended September 30, 2004. The decrease in gross profit as a percentage of reimbursed costs revenue is primarily related to the lower mark-up on material purchased and resold to Summit and engineering services customers.

     Gross profit for product was $86,000 or 8.9% for the three months ended September 30, 2005 and $46,000 or 5.2% for the three months ended September 30, 2004. Gross profit for product was $120,000 or 6.9% for the nine months ended September 30, 2005 and $89,000 or 5.7% for the nine months ended September 30, 2004. The increase in profit margin on product sales is primarily attributable to more favorable pricing.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs related to the administration of the company. SG&A expenses increased $206,000 for the three month ended September 30, 2005 compared to the three month ended September 30, 2004 and increased $616,000 for the nine month ended September 30, 2005 compared to the nine month ended September 30, 2004. The increase in SG&A is primarily related to the addition of engineering services and the acquisition of Summit. SG&A as a percent of revenue was 11.6% and 23.1% for the three months ending September 30, 2005 and 2004, respectively. SG&A as a percent of revenue was 13.0% and 25.3% for the nine months ending September 30, 2005 and 2004, respectively. The Company expects its SG&A will continue to decrease as a percent of revenue for the remainder of 2005; however, the Company expects its SG&A actual dollars to continue to increase for the remainder of 2005 compared to the same periods in 2004 due to the addition of engineering services and the acquisition of Summit.

     INTEREST EXPENSE, NET. Interest expense remained relatively stable in the three and nine months ended September 30, 2005 and 2004. Interest expense was $54,000 in the three months ended September 30, 2005 and $58,000 for the three months ended September 30, 2004, and was $137,000 in the nine months ended September 30, 2005 and was $131,000 for the nine months ended September 30, 2004. Interest expense was affected by additional debt issued to the former Summit shareholders for the acquisition of Summit, offset by strong cash collections that reduced borrowings in the three months ended September 30, 2005.

     OTHER INCOME. The $21,000 of other income recorded in the nine months ended September 30, 2005 is primarily related to the reversal of deferred revenue recorded in prior years for obligations that no longer exist and for services the company no longer provides.

     AMORTIZATION OF INTANGIBLE ASSETS. The $101,000 and the $201,000 amortization of intangible assets in the three and nine months ended September 30, 2005 is related to the Summit acquisition. The Company allocated $1,668,833 to the customer base intangible assets and allocated $274,677 to employment agreements acquired in the Summit acquisition. The Company is amortizing the customer base and employment agreements over five and four years, respectively. There was no such expense during 2004.

     AMORTIZATION OF DISCOUNT ON DEBT AND INTRINSIC VALUE OF CONVERTIBLE DEBT. The $81,000 and $305,000 amortization of debt discount and intrinsic value of the convertible debt in the three and nine months ended September 30, 2005 are related to the convertible debt issued to the former Summit shareholder. The Company expects this expense to continue throughout 2005. There was no such expense during 2004.

     INCOME TAX BENEFIT. The income tax expense for the Company's income from operations generated during the three and nine months ended September 30, 2005 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. The Company has not recognized an income tax benefit for its operating losses generated in the three months and nine months ended September 30, 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three and nine months ended September 30, 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized if management considers realization of such amounts to be more likely than not.

     NET (LOSS) INCOME. As a result of the above factors, net income increased $416,000 from a net loss of $327,000 for the three months ended September 30, 2004 to net income of $89,000 for the three months ended September 30, 2005 and net income increased $846,000 from a net loss of $650,000 for the nine months ended September 30, 2005 to net income of $196,000 for the nine months ended September 30, 2005. The increase in net income for the three and nine months ended September 30, 2005 compared to the same period during 2004 is primarily the result of the addition of engineering services and the Summit acquisition.

Liquidity and Capital Resources

     Net cash provided by operating activities was $633,000 during the nine months ended September 30, 2005. The largest cost of sales is personnel costs and this cost must be paid timely and cannot be delayed; thus as the Company's revenues grow this will cause a use of cash in the interim period until the revenue can be collected. The Company is able to borrow on its line of credit up to 90% of its eligible accounts receivable to a maximum borrowing of $3.5 million. This borrowing capability helps the Company's cash flow until the accounts receivable are collected.

     During the nine months ended September 30, 2005, the Company invested $139,000 primarily in computer equipment and furniture for engineering services. The Company does not expect to have significant equipment purchases during the remainder of 2005.

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

     As part of the Summit acquisition, a convertible promissory note for $2.7 million was issued. The note holder may convert the principal portion of the convertible note into the Company's common stock at a conversion price of $2.25 per share. On October 4, 2005, the company was notified that $299,999 of the $600,000 principal payment due December 31, 2005 would be converted to company common stock. Accordingly, the company will issue 133,333 share of company common to the Summit note holder on January 3, 2006.

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

     Net cash provided by financing activities for the nine months ended September 30, 2005 was $437,000. The Company received $689,000 of proceeds from the exercise of warrants and options and $1,279,000 from its line of credit. This was offset by the payment of $1,531,000 to certain note holders during the nine months ended June 30, 2005. On April 29, 2005, the Company executed a $374,304 convertible note payable to its CEO at the time to refinance two notes it had outstanding to the CEO. The interest on the convertible debt is payable monthly with the principal due on April 29, 2007. The note can be converted by the note holder into the Company's common stock at a conversion price of $2.43 per share.

     The Company's working capital, which consists of current assets less current liabilities, increased from a negative $311,000 as of December 31, 2004 to a negative $1,000 as of September 30, 2005. During 2005, the Company has funded its cash needs through consistent collections of accounts receivable, through the exercise of warrants and options and by borrowing on its line of credit, which is secured by the Company's receivables and certain guarantees, at an interest rate equal to the First Commerical Bank prime rate.

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


Item 3. Controls and procedures.


(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the supervision of the Chairman and Chief Executive officer, Frank Libutti, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Libutti has concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

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

Item 2. Changes in Securities.

Issuance of Unregistered Securities-

     On August 20, 2005, the Company issued 1,000 shares of its common stock at an exercise price of $0.33 for exercise of warrants. The Company received proceeds of $330 from the exercise of these warrants. These shares were issued to accredited investors. The company relied on Section 4(2) of the Securities Act of 1933 and Regulation D thereunder as the basis for an exemption from registration for this issuance.


Item 3. Defaults upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Item 5. Other Information.

     None.

         Item 6.  Exhibits.

(a)      Exhibits


         The following is a list of Exhibits filed as a part of this Report.


         Exhibit No.                        Description


*3.1 Amendment to the Bylaws of the Company, dated September 2, 2005 is incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed September 2, 2005.

*10.1 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Michael W. Wicks. +

*10.2 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Steven Thornton. +

*10.3 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Joseph L. Summers. +

*10.4 Amended and Restated Employment Agreement, dated February 28, 2005, by and between Digital Fusion and Roy E. Crippen, III. +

*10.5 Amended and Restated Employment Agreement, dated February 28, 2005, by and between Digital Fusion and Gary S. Ryan. +

*10.6       Convertible  Promissory  Note dated April 29,  2005 for  $374,303.52 between Roy E Crippen, III (former CEO) and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 5, 2005.

*10.7 Registration Rights Agreement dated April 29, 2005 between Roy E. Crippen, III (former CEO) and the Company is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 5, 2005.

*10.8 Employment Agreement dated April 7, 2005 between Digital Fusion and Christopher Brunhoeber. +

*10.9 Loan Agreement, Note and Security Agreement, each dated May 25, 2005, among First Commercial Bank of Huntsville and the Company, for a $3,500,000 revolving line of credit, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 31, 2005.

**10.10 Employment Agreement dated August 5, 2005 between Digital Fusion and Eugene Edward Lyons, III. +

**10.11 First Amendment to Employment Agreement dated August 5, 2005 between Digital Fusion and Christopher Brunhoeber. +

**10.12 Employment Agreement dated August 5, 2005 between Digital Fusion and Elena I. Crosby. +

**10.13 Employment Agreement dated September 19, 2005 between Digital Fusion and Frank Libutti. +

**10.14 Employment Agreement dated October 20, 2005 between Digital Fusion and Stacey G. Rock. +

**10.15 Employment Agreement dated October 20, 2005 between Digital Fusion and Omer Stephen Brown. +

**31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) **32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

**32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) **32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

         ---------------
         *   Incorporated by reference.
         ** Filed herewith.
         + Management contract or compensatory plan or arrangement.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DIGITAL FUSION, INC.


Date: November 14, 2005
                             By:   /s/ Christopher L. Brunhoeber
                             -------------------------------------------------
                             Name: Christopher L. Brunhoeber
                             Title:Chief Financial Officer
                                   (Principal Financial and Accounting Officer)