Form 10KSB
period 2005-12-31
DIGITAL FUSION INC/NJ/
filed 2006-03-31
CIK 1057257

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-24073

                              DIGITAL FUSION, INC.
                 (Name of Small Business Issuer in Its Charter)


              Delaware                                 13-3817344
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 4940-A Corporate Drive, Huntsville, Alabama              35805
  (Address of principal executive offices)              (Zip Code)


       (Registrant's telephone number, including area code) (256) 837-2620

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share


     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. |_|

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Issuer's revenues for its most recent fiscal year: $20,927,000.

     As of March 15, 2006, there were 11,403,383 outstanding shares of the issuer's common stock, par value $0.01 per share ("Common Stock"), which is the only class of common stock of the issuer. As of March 15, 2006, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $25,561,294.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-KSB incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2006.


     Transitional  Small  Business  Disclosure  Format
(Check  on):  Yes         ; No     X
                 --------      ---------

================================================================================

                              DIGITAL FUSION, INC.
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                                              Page
PART I
Item 1.    Description of Business                                                              3
Item 1A.   Risk Factors Related to our Business                                                10
Item 2.    Description of Property                                                             14
Item 3.    Legal Proceedings                                                                   15
Item 4.    Submission of Matters to a Vote of Security Holders                                 15

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters                            16
Item 6.    Management's Discussion and Analysis or Plan of Operation                           17
Item 7.    Financial Statements                                                                26
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                          26
Item 8A.   Controls and Procedures                                                             26

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                                   27
Item 10.   Executive Compensation                                                              27
Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related          27
           Stockholder Matters
Item 12.   Certain Relationships and Related Transactions                                      27
Item 13.   Exhibits                                                                            28
Item 14.   Principal Accountant Fees and Services                                              30
Signatures                                                                                     31
Index to Consolidated Financial Statements                                                     32
Report of Independent Registered Public Accounting Firm                                        33

                                     PART I

Forward-Looking Statements

     This Annual Report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below and elsewhere in our Annual Report on Form 10-KSB. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

     Digital Fusion, Inc. (sometimes herein referred to as, "Digital Fusion", "DFI", or the "Company", refer to Digital Fusion, Inc.) is an information technology, research and engineering, and acquisition and business support services company that helps its customers make the most of technology to meet their business needs. Digital Fusion's IT Services business unit provides solutions to both government and commercial customers, focused in the following areas: Business Process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration, and IT Support. Digital Fusion's Research and Engineering Services business unit supports a variety of customers with state-of-the-art solutions that include:
Systems Development and Engineering; Applied Aerodynamics/ Computational Fluid Dynamics; Missile Engineering; Thermal-Structural Modeling; Program, Data and Financial Management Support; Modeling and Simulation; Control System Design and Analysis; Mechanical Design and Analysis; Optical Systems Design, Development and Test; Hardware-in-the-Loop Testing; and Test and Evaluation. Digital Fusion's Acquisition and Business Support Services business unit provides solutions focused on the following areas: Budget Integration and Analysis; Accounting Operations; Travel Management; SAP Expertise; Business System Development, Evaluation and Operation; Assessing Best Business Practices and Tools; Contracts Management and Administration; Purchasing Expertise; Procurement Documentation Generation and Evaluation; Price and Cost Analysis; Earned Value Management and Policy Evaluation and Support.

     The Company is incorporated in Delaware with its main offices located in Huntsville, Alabama. The Company has satellite offices in New Jersey and Texas. Digital Fusion's website address is www.digitalfusion.com.

Form and History of Organization

     Digital Fusion, Inc. was incorporated in February 1995 in Delaware as Internet Broadcasting Systems, Inc. The company's name was changed to IBS Interactive, Inc. when it went public in May 1998. During October 2001, the Company's shareholders approved the corporate name change to Digital Fusion, Inc. Its stock is traded on the OTC Bulletin Board under the symbol "DIGF".

Acquisitions and Divestitures

     On January 3, 2005, pursuant to a Stock Purchase Agreement dated October 28, 2004 by and between Digital Fusion and the Chief Executive Officer of Summit Research Corporation ("Summit"), Digital Fusion acquired all of the outstanding capital stock of Summit.

BUSINESS OF ISSUER

Description of Services

     Digital Fusion's experience and expertise covers a wide range of technology services. The company has managed and deployed large-scale, multi-site infrastructure projects involving complex system integrations and migrations. Digital Fusion consultants have also designed and developed customized software applications and implemented third-party solutions to fulfill specific client needs. In addition, a number of Digital Fusion consultants work on-site in organizations across the country providing ongoing support and guidance for in-house information technology, engineering, and modeling and simulation projects.

Information Technology Services

     Digital Fusion's experience and expertise covers a wide range of IT services, with proven past performance and current initiatives in both the commercial and government (local, state, and federal) sectors. It has managed and deployed large-scale, multi-site infrastructure projects involving complex systems integrations and migrations. Our consultants have also designed and developed customized software applications and implemented third-party solutions to fulfill specific client needs. In addition, a number of Digital Fusion consultants work on-site in organizations across the country providing ongoing support and guidance for in-house IT projects. Digital Fusion's main service lines include:

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

     Within these primary IT service categories, Digital Fusion performs a variety of specific technical services. The following describes some of these in more detail:

     Application Development - Digital Fusion has application development experience, from building customized software solutions to implementing and integrating third-party packaged programs, web-based and client/server. It has the technical expertise, business process, and management experience to help orchestrate all the elements of the project and balance customized user demands with the most efficient implementation. In developing applications, Digital Fusion follows a proven application development methodology in which processes and requirements are thoroughly defined and documented to ensure the project stays on track.

     Data Management - Digital Fusion has substantial experience working on database analysis, design, integration and administration projects involving a wide range of technologies, including Sybase, Microsoft, Oracle, DB2 and Informix. It has expertise in relational database design, stored procedures, database replication and synchronization, legacy systems migration, data mining, and report generation. Its consultants' expertise and training encompass databases designed and tuned for mainframe, client/server, and distributed/Web platforms, from small databases with a few users to large databases processing thousands of transactions per day.

     Application Security - By using SPI Dynamics' WebInspect, Digital Fusion offers auditing and assessments for Internet application vulnerabilities, remediation of assessed vulnerabilities, training and mentoring on secure development methodologies, and best practices. Digiframe.Net is Digital Fusion's answer to a secure and methodical .NET development framework based upon Microsoft best practices. This set of reusable objects allows developers to more efficiently design secure Internet applications in the Microsoft .Net environment.

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

Research and Engineering Services

     Digital Fusion's Research and Engineering Services provides scientific analysis across a wide variety of technical disciplines to numerous government agencies including the Defense Intelligence Agency (DIA), the United States Army Space and Missile Defense Command (USASMDC), the United States Army Aviation and Missile Life Cycle Management Command (USAAMLCMC), the United States Air Force, the United States Navy, the United States Department of Transportation, the National Aeronautics and Space Administration (NASA), and the Missile Defense Agency (MDA). Research and Engineering Services personnel have a proven track record of creating unique and effective engineering solutions to satisfy our customer's individual needs. We specialize in the design, development, integration and testing of advanced sensing and weapon systems, software engineering, modeling and simulation, aerodynamic and thermal-structural analysis, project management, and program analysis. We utilize state-of-the-art technology to meet today's challenges. Our primary Research and Engineering Services are:

o Optical System Development and Integration--Digital Fusion develops a wide range of optical systems for government programs. These systems include complex re-imaging assemblies, integration of motion-synchronized image capture, and various imaging polarimeters. Digital Fusion also develops application software, using LabView and C/C++ for imaging systems, as well as optical and electrical integration.

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

o Systems Engineering--Digital Fusion has established system engineering processes to ensure program success through a unified approach that completely defines all requirements on the system and establishes a system configuration that is proven early-on to be capable of meeting those requirements.

o Software Engineering--Digital Fusion personnel develop automated tool suites for missile programs to provide a collaborative environment to facilitate information exchange to assist with risk mitigation and reduction in life cycle costs.

o Mechanical Design and Analysis--Digital Fusion's capabilities include: prototype and production fabrication, structural analysis, and CAD data translation.

o Project Management and Program Analysis--Digital Fusion understands a program's success is measured in terms of cost, schedule and technical performance. We have performed many tasks for multiple programs that include the tracking, predicting, and managing of cost/schedule utilizing a work breakdown structure (WBS) and master schedule architecture.


     Within these broad areas Digital Fusion provides specific expertise in the following areas:

     Polarimetric Systems - Digital Fusion is recognized as a leader in the field of imaging polarimetry. Digital Fusion personnel support a wide range of activities within this field including the design, fabrication, and testing of numerous imaging polarimeters; polarimetric characterization and calibration of polarimetric sensors and optical path; and development of polarimetric sensor performance models. Digital Fusion is involved with the integration of polarimetric sensors onto several military platforms.

     Aeromechanics - Digital Fusion possesses a high level of expertise in the aeromechanics field. Personnel provide support in a wide range of disciplines including aerodynamic analysis, thermal-structural analysis, aero-optic analysis, aero-acoustic analysis, software development, and test support. We are currently providing aerodynamic analysis to support the development of several military platforms.

     System Simulation and Modeling--Digital Fusion supports customers with software development tools such as the Common Simulation Framework (CSF) and Missile Component Library (MCLib), which allow simulations to be built with a common approach and facilitate development and analysis of missile subsystems and their impact on the overall system. Digital Fusion solutions allow for more rapid investigations and trade studies to accurately predict missile and weapon system performance.

     Propulsion Systems Technology--Digital Fusion provides specialized engineering analysis and modeling of various propulsion systems. Propulsion models are generated by DFI to simulate propulsion systems. Examples include variable-area nozzles (VANs), gel bipropellants, and advanced boost/sustain solid rocket motors (SRMs).

     Guidance Technology--Digital Fusion's HardWare-In-the-Loop (HWIL) capabilities perform test verification and quantification of real-time operation and performance of missile systems including flight computer, ground station, semi-active laser seeker, inertial sensors, and control actuation system.

     Warheads--Digital  Fusion  provides  design,   prototyping,   testing,  and
delivery of missile systems that meet all system requirements and current Army safety standards.

Acquisition and Business Support Services

     Digital Fusion's Acquisition and Business Support Services business unit supports the NASA Marshall Space Flight Center through a prime contract to provide a wide range of operational and administrative support services for the Office of the Chief Financial Officer, the Office of Procurement, and other program offices and directorates. Our primary Acquisition and Business Support Services are: Budget Integration and Analysis; Accounting Operations; Business System Development, Evaluation and Operation; Contracts Management and Administration; Purchasing and Procurement Expertise; Earned Value Management and Policy Evaluation and Support.


Existing Contract Profile

     Contract Types. In the Company's contract  engagements,  one of three types
of  price  structures  is  employed:  cost-plus-fee,   time-and-materials,   and
fixed-price.

     Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit.
Cost-plus-fixed-fee contracts specify the contract fee in dollars. Cost-plus-award-fee contract may provide for a base fee amount plus an award fee that varies, within specified limits, based upon the client's assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance.

     Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit or could incur a loss.

     Fixed-price contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. We generally do not undertake complex, high-risk work under fixed-price terms.

     Digital Fusion holds three GSA schedule contracts. GSA schedule contracts are popular contract award methods, offering more flexible, cost-effective, and rapid procurement processes.

     The following table sets forth our GSA schedule contract on which we currently act a prime contractor. The period of performance indicated below includes all option years.

Contract Name                 Host agency       Period of Performance                   Contract ceiling value
------------------------    ----------------    ------------------------------------    ---------------------------

GSA Schedule 70                 GSA FAS         October 2002 - October 2012                  No ceiling
GSA PES                         GSA FAS         February 2004 - February 2014                No ceiling
GSA LOGWORLD                    GSA FAS         July 2005 - July 2015                        No ceiling

Sales and Marketing

     Our marketing efforts are focused on teaming and developing strategic partnerships to successfully compete for government and commercial procurement opportunities. Our goal is to establish Digital Fusion as a services and technology implementation leader and to build the Digital Fusion brand.

     During 2005, Digital Fusion completed several strategic hires and continued to devote substantial resources to further develop U.S. federal government business in order to accelerate its growth. Digital Fusion continued to cultivate existing technical competencies and, through hiring and a recent acquisition, has developed new competencies that are very marketable in both the commercial and government sectors. As a result of this strategy, Digital Fusion is increasing its penetration of the government sector and diversifying its business.

     Digital Fusion's strategic plan for business development continued to focus on growth of its IT services that focus on providing the best technical solutions to business problems. A significant new strategic focus for the company's IT business is an aggressive posture on collaboration and teaming on federal services procurement opportunities. Digital Fusion places special emphasis on helping customers maximize their current IT systems to create the most cost-effective solutions to immediate business problems and make their technology investments perform more efficiently.

     We market and sell our services through multiple channels by using our business development staff, leveraging existing client relationships, capitalizing on our task order contracts, responding to competitive solicitations, attending marketing events and engaging in other public relations activities. We employ marketing research services to identify and track potential contract opportunities. We also cultivate relationships with leading-edge technology vendors, such as Microsoft, and prime contractors, such as Computer Science Corporation (CSC), to identify and obtain project leads consistent with our capabilities. We employ a team selling approach, whereby our business developers collaborate with our service delivery professionals and management to identify prospects, conduct sales and manage client relationships. Our Vice President of Strategic Planning initiates and coordinates the activities of our business development. We allocate business developers to each of our business units who pursue new clients and programs across their market segments.


Customers

     Digital Fusion's customer base consists primarily of businesses and government organizations with system engineering and integration, system modeling and simulation, program management, business application development, and IT support and integration needs. The company has greatly expanded its federal customer base and has undertaken an aggressive program to further increase its customer base in all of its business lines. The GSA award, mentioned above, is an important part of this effort to increase our governmental customer base.

     Customers during the year ended December 31, 2005 included:

ATK Missile Systems                       Auburn University                  Aviation & Mission Solutions
BAE Systems                               Bridgestone                        CAS
Colsa                                     Command Alkon                      Commerce Bank
Computer Science Corp.                    Dynetics                           Echelon
Electronic Data Systems                   Flow Analysis, Inc.                General Dynamics
Gray Research, Inc.                       GSA                                Healthcare Solutions
InterArch, Inc.                           Intergraph                         Intuit
Kingsway America                          L3 Systems                         M&R Marking Systems
McBee Payroll Co.                         Monroe MUA                         Marshall Space Flight Center
NASP                                      Northrop Grumman                   Office of Naval Research
Orange County Board of Comm.              Phifer Wire Products               Polaris
Protective Life Corp.                     Raytheon                           Rheem Mfg.
SAIC                                      Science & Engineering Services     SMDC
Sparta                                    Spherion Corp.                     SPI
State of Tennessee                        Sverdrup Technology, Inc.          Teledyne Brown Solutions


Competition

     Our current competitors include, and may in the future include, the following:

     o information technology services providers and large government contractors such as Accenture, Booz, Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation, Unisys, Lockheed Martin and Northrop Grumman

     o    application services providers

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


Employees and Corporate Culture

     Our success as an information technology, research and engineering, and acquisition and business support services company is highly dependent on our employees. We believe we have been successful in developing a culture that enables our employees to succeed. We emphasize three essential attributes - an ethic of honesty and service, quality work and client satisfaction, and caring about our people. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications. Our active recruiting effort is aligned with our strategic business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. At December 31, 2005, Digital Fusion had 185 employees, of which 166 were full-time employees, including 12 executive officers, 1 sales and marketing employee, and 15 administrative personnel. There were 164 billable employees.

Geographic area

     The majority of the Company's customers are from the United States with less than 1% derived elsewhere. This is also representative of where its revenues are derived. All assets are located in the Eastern part of the United States.


Seasonality

     Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons and vacations. Demand for the Company's billable services has historically been lower during the fourth quarter as a result of holidays and vacations.


Website Access to Reports

     Our Internet website can be found at http://www.digitalfusion.com. Information contained on our Internet website is not part of this report. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the Section 16 filings of our officers, directors, and shareholders beneficially owning 10% or more of our common stock are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC's Internet website: http://www.sec.gov.


ITEM 1A.   RISK FACTORS RELATED TO OUR BUSINESS


Revenues would decline if our relationships with agencies of the federal government were harmed.

     Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues would decline substantially, and our business would be seriously harmed. During 2005, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 88% of our revenues. We believe that federal government contracts are likely to account for a greater portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

Our government contracts may be terminated prior to their completion, and if we do not replace them, our operating results may be harmed.

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

Our lack of long-term contracts with clients and our relatively fixed operating expenses expose us to greater risk of incurring losses.

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


A reduction in or the termination of our services could lead to underutilization of our employees and could harm our operating results.

     Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly re-deploy our employees to other engagements in order to minimize underutilization.


Failing to maintain strong relationships with prime contractors could result in a decline in our revenues.

     We derived approximately 63% of our revenues during 2005 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.


The loss of a key executive could impair our relationships with government clients and disrupt the management of our business.

     We believe that our success depends on the continued contributions of the members of our senior management. We rely on senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good client relations and to identify new business opportunities. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations, and otherwise to manage our business.


We may lose money on fixed-price contracts if we miscalculate the resources we need to complete the contract.

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


We could lose revenues and clients and expose our Company to liability if we fail to meet client expectations.

     We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

     o    lose revenues due to adverse client reaction

     o be required to provide additional remediation services to a client at no charge

     o receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients

     o suffer claims for substantial damages against us, regardless of our responsibility for the failure


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


Security breaches in sensitive government systems could result in the loss of clients and negative publicity.

     Many of the systems we develop involve managing and protecting information involved in law enforcement and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity, and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for "errors and omissions" or product liability insurance.


If we cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and our revenues may suffer.

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


We may not be able to successfully identify, manage, finance and integrate future acquisitions, which may harm our operating results.

     We may use a portion of the proceeds from public offerings and operations to acquire companies or businesses that are complementary to ours. However, we have no immediate plans or current agreements to acquire any additional companies or businesses, and we cannot assure you that we will identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we cannot assure you that we would be able to successfully negotiate the terms of an acquisition, finance the acquisition, or integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of an acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and adversely affect our profitability. Consummating a merger could require us to raise additional funds through additional equity or debt financing. Additional equity financing could result in further dilution of the per share value of your stock. Additional debt financing could force us to accept contractual limitations that could harm our ability to grow.


Audits of our government contracts may result in a reduction in revenues we receive from those contracts or may result in civil or criminal penalties that could harm our reputation.

     Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.


We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could slow our growth or reduce our profitability.

     We must comply with and are affected by federal government regulations relating to the formation, administration, and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.


Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position.

     While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks, or other proprietary information, our competitive position could be seriously harmed. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.


Changes to federal government procurement rules and regulations could impact revenues.

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


Continued involvement in Iraq, or other nations, could impact federal government spending on our civilian and defense programs.

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


Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our stock to decline.

     Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our stock to decline. Factors that may affect our operating results include:


     o    fluctuations in revenue earned on contracts

     o commencement, completion, or termination of contracts during any particular quarter

     o variable purchasing patterns under GSA schedule contracts, GWACs, and agency-specific indefinite delivery/indefinite quantity contracts

     o providing services under a share-in-savings or performance-based contract

     o    additions and departures of key personnel

     o strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy

     o    changes  in  policy  or  budgetary   measures  that  adversely  affect
          government contracts in general

     o    the seasonality of our business


     Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated and not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.


Our employees may engage in misconduct or other improper activities, which could harm our business.

     We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records.
Employee misconduct could also involve the improper use of our clients' sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.


Recent Accounting Pronouncement

     In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period after December 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123 (R).

     We adopted SFAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of SAS 123(R) on our operating results and financial condition. The pro forma information in Note 2 presents the estimated compensation charges under Statement of Financial Account Standards No. 123, "Accounting for Stock-Based Compensation." The Company will recognize compensation cost for stock-based awards issued, or unvested after December 31, 2005 on a straight-line basis over the requisite service period for the unvested awards at December 31, 2005. The Company expects the adoption of SFAS 123(R) to reduce net income by at least $1,000,000.

     In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error
Corrections." The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.


ITEM 2.    DESCRIPTION OF PROPERTY

     Digital Fusion serves its customers through its corporate headquarters, located in Huntsville, Alabama, and regional offices located in New Jersey and Texas. The Company does not own any real property and is currently conducting its operations at the following leased premises:

                                                                                      Approximate
                                                                    Approximate      Annual Leased
   Location                        Description of Facility         Square Footage         Cost       Lease Term

   4940-A Corporate Drive          Corporate headquarters,            3,256               $39,625    12/31/04 -
   Huntsville, AL 35805            administration, sales,                                            6/30/07
                                   customer support, and
                                   programming services

   4910-H Corporate Drive          Administration, sales,             3,256               $41,148    01/01/05 -
   Huntsville, AL 35805            customer support                                                  08/31/06

   7067 Old Madison Pike           Sales, customer support and        11,115             $135,264    10/1/04 -
   Suite 170                       programming services                                              9/30/07
   Huntsville, AL 35806

   3 South Broad Street            Sales, customer support,           1,390               $21,545    9/1/03 - 8/31/06
   Suite 2D                        and programming services
   Woodbury, NJ  08096

     The leases for the below facilities were signed in February 2006.

   5030 Bradford Drive             Corporate headquarters,            25,487             $428,298    05/01/06 -
   Building  1,  Suites  120 and   administration, sales,                                            11/30/11
   210                             customer support, and
   Huntsville, AL  35805           programming services

   5 Butterfield Trail             Sales, customer support            1,761               $22,893    03/01/06-02/28/07
   Suite 5A
   El Paso, TX  79906

     The Company believes that all of its leased premises are in generally good condition, well maintained, and adequate for current operations.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is involved in certain legal actions arising from the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, we believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.



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


         2005                              High                     Low

     First Quarter                        $2.85                    $2.01

     Second Quarter                       $2.75                    $1.91

     Third Quarter                        $3.28                    $2.30

     Fourth Quarter                       $3.25                    $2.45


        2004                               High                     Low

     First Quarter                        $0.45                    $0.29

     Second Quarter                       $1.41                    $0.35

     Third Quarter                        $1.50                    $0.86

     Fourth Quarter                       $3.30                    $1.03

     The number of holders of record of common stock on March 15, 2006 was 108.

     There were no dividends or other distributions made by the Company during the fiscal year ended December 31, 2005 with respect to its common stock. The Company currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends to the holders of its common stock in the foreseeable future.

Sales of Unregistered Stock

     Issuance of unregistered stock during the preceding three-year period (other than issuances of unregistered stock issued during the fourth quarter
2005) have been previously reported on Forms 10-KSB and 10-QSB and are incorporated into this 10-KSB by reference.

     On November 9, 2005, the Company issued 6,660 shares of its common stock at an exercise price of $1.00 for the exercise of non-qualified options. The Company received proceeds of $6,660 from the exercise of these options.

     On December 29, 2005, the Company issued 133,333 shares of its common stock to Summit note holders. See Note 14 to the consolidated financial statements for a discussion of the acquisition and debt acquired during the first quarter of 2005 from the acquisition of Summit Research Corporation.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements appearing elsewhere herein.

Overview

     Digital Fusion, Inc. (used herein, "Digital Fusion", "DFI", and the "Company", refer to Digital Fusion, Inc.) is an information technology, research and engineering, and acquisition and business support services company that helps its customers make the most of technology to meet their business needs. Digital Fusion's IT Services business unit provides solutions to both government and commercial customers, focused in the following areas: Business Process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration, and IT Support. Digital Fusion's Research and Engineering Services business unit supports a variety of customers with state-of-the-art solutions that include: Systems Development and Engineering; Applied Aerodynamics/ Computational Fluid Dynamics; Missile Engineering; Thermal-Structural Modeling; Program, Data and Financial Management Support; Modeling and Simulation; Control System Design and Analysis; Mechanical Design and Analysis; Optical Systems Design, Development and Test; Hardware-in-the-Loop Testing; and Test and Evaluation. Digital Fusion's Acquisition and Business Support Services business unit provides solutions focused on the following areas: Budget Integration and Analysis; Accounting Operations; Travel Management; SAP Expertise; Business System Development, Evaluation and Operation; Assessing Best Business Practices and Tools; Contracts Management and Administration; Purchasing Expertise; Procurement Documentation Generation and Evaluation; Price and Cost Analysis; Earned Value Management and Policy Evaluation and Support. The Company is incorporated in Delaware with its main offices located in Huntsville, Alabama. The Company has satellite offices in New Jersey and Texas. Digital Fusion's website address is www.digitalfusion.com.

     Revenues are derived primarily from fees earned in connection with the performance of services provided to customers. The Company typically invoices on a time and materials basis. The majority of costs are associated with personnel. Attracting and retaining billable employees is vital for the Company's success. Quarterly operating results are affected by the number of billable days in the quarter, holiday seasons, and vacations. Demand for the Company's billable services has historically been lower during the fourth quarter because of holidays and vacations. During the third quarter 2004, Digital Fusion began selling the SPI Dynamics Information Assurance product line WebInspect. Digital Fusion is a Value Added Reseller (VAR) for SPI Dynamics. WebInspect audits web based applications and determines security vulnerabilities. Digital Fusion markets these products along with remediation services to commercial and government customers.

     The Company had net income and losses of $7,000 and ($1,044,000) in 2005 and 2004, respectively, and cash flow deficiencies from operations of $640,000 and $990,000 in 2005 and 2004, respectively. With the addition of engineering services during the third quarter of 2004 and the acquisition of Summit on January 3, 2005, Digital Fusion greatly expanded its services offerings and past performance with governmental customers and federal prime contracts. Engineering services include the design, development and integration of advanced sensing systems as well as aerodynamic analysis and thermal-structural analysis. The engineering services provided by the Summit acquisition include modeling & simulation, hardware-in-the-loop testing, mechanical design & prototype fabrication, information technology and information management systems, program analysis, and associated technology transfer into production automation processes. These new services give the Company the ability to capitalize on the increased spending by the governmental sector due to increased military and homeland security spending.

     With the addition of engineering services and the acquisition of Summit, the Company believes it has taken the necessary steps to attain positive cash flow from continuing operations during 2006. The Company will continue to focus on consistent collections of accounts receivable and continued improvements in its operational performance. Company management believes that, as a result of these actions and assuming it can grow its client base in the private and federal sectors, it currently has sufficient cash to meet its funding requirements over the next year, although the Company has experienced negative cash flows from operations and incurred large net losses in the past.

Results of Operations

     Revenues. Total revenues increased approximately $14,161,000 from $6,766,000 for the year ended December 31, 2004 to $20,927,000 for the year ended December 31, 2005. The increase in total revenue during the year ended December 31, 2005, compared to the year ended December 31, 2004 was primarily related to the acquisition of Summit Research and growth in engineering services.

     Services revenues increased approximately $11,739,000 or 270%, from $4,343,000 for the year ended December 31, 2004, to $16,082,000 for the year ended December 31, 2005. Reimbursed costs revenue increased approximately $2,358,000 or 364%, from $648,000 for the year ended December 31, 2004 to $3,006,000 for the year ended December 31, 2005. The increase in services revenues and reimbursed costs revenue during the year ended 2005 compared to the year ended 2004 was primarily related to increases in the number of billable employees, which was primarily related to growth associated with the startup of the contract with NASA's Marshall Space Flight Center, growth in engineering services, and the acquisition of Summit Research, partially offset by decreases in IT services revenue.

     Product revenues increased approximately $64,000 or 3.6%, from $1,775,000 for the year ended December 31, 2004, to $1,839,000 for the year ended December 31, 2005. During the third quarter of 2004, Digital Fusion began reselling the SPI Dynamics Information Assurance product line WebInspect to governmental organizations.

     Cost of Sales. Cost of sales consists primarily of labor, or the salaries and wages of our employees, plus fringe benefit, and other direct costs. Services cost of sales increased by $9,043,000 from $3,814,000 for the year ended December 31, 2004 to $12,857,000 for the year ended December 31, 2005. The increase in services cost of sales is primarily related to the increase in services revenues.

     Reimbursed costs consist primarily of third-party materials, such as hardware and software that we purchase for customer solutions and resold to customers. Reimbursed costs also include the costs of subcontracted labor and travel related expenses that are reimbursed. The increase in the reimbursed costs from $521,000 for the year ended December 31, 2004 to $2,896,000 for the year ended December 31, 2005 is primarily due to the materials that are purchased and resold to customers.

     Product cost of sales are primarily related to sales of the Intuit product Track-It! and SPI Dynamics Information Assurance product line WebInspect. Product cost of sales increased by $41,000 from $1,673,000 for the year ended December 31, 2004 to $1,714,000 for the year ended December 31, 2005.

     Gross Profit. Gross profit is $3,460,000 or 16.5% of revenues in the year ended December 31, 2005 compared to $758,000 or 11.2% of services revenues in the year ended December 31, 2004. During the year ended December 31, 2005, the Company's business changed from primarily a commercial IT consulting company to primarily a government services contractor. The increase in gross profit was primarily related to revenue growth associated with engineering services and the acquisition of Summit Research.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs related to the administration of the Company. SG&A expenses increased $1,005,000 from $1,655,000 in the year ended December 31, 2004 to $2,660,000 in the year ended December 31, 2005. The increase in SG&A is primarily related to the addition of engineering services and the acquisition of Summit. SG&A as a percent of revenue was 12.7% and 24.5% for the year ended December 31, 2005 and 2004, respectively. The Company expects its SG&A will continue to decrease as a percent of revenue during 2006; however, the Company expects its SG&A actual dollars to continue to increase during 2006 compared to the same periods in 2005 due to the addition of support personnel.

     Interest Expense. Interest expense increased $39,000 from $147,000 in the year ended December 31, 2004 to $186,000 in the year ended December 31, 2005. The majority of 2004 interest expense is related to a convertible debenture (which includes the amortization of deferred financing fees) and the notes associated with buying a division in a prior year. The convertible debenture was paid off during 2004. The majority of 2005 interest expense is related to the Company's line of credit facility and additional debt issued to the former Summit shareholders for the acquisition of Summit.

     Other Income. The $88,000 of other income recorded in the year ended December 31, 2005 is primarily related to a gain on investment and the reversal of deferred revenue recorded in prior years for obligations that no longer exist and for services the Company no longer provides.

     Amortization of Intangible Assets. The $308,000 amortization of intangible assets in the year ended December 31, 2005 is related to the Summit acquisition. The Company allocated $1,669,000 to the customer base intangible assets and allocated $275,000 to employment agreements acquired in the Summit acquisition. The Company is amortizing the customer base and employment agreements over five and four years, respectively. There was no such expense during 2004.

     Amortization of Discount on Debt and Intrinsic Value of Convertible Debt. The $387,000 amortization of debt discount and intrinsic value of the convertible debt in the year ended December 31, 2005 is related to the convertible debt issued to the former Summit shareholder. There was no such expense during 2004.

     Income Tax Benefit. The income tax expense for the Company's income from operations generated during 2005 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. The Company has not recognized an income tax benefit for its operating income and loss generated during 2005 and 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2005 and 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

     Net Income (Loss). As a result of the above factors, net income increased $1,051,000 from a net loss of $1,044,000 for the year ended December 31, 2004 to net income of $7,000 for the year ended December 31, 2005. The increase in net income for the year ended December 30, 2005 compared to the same period during 2004 is primarily the result of the addition of engineering services and the Summit acquisition.

Liquidity and Capital Resources

     Net cash used in operating activities decreased from $990,000 in 2004 to $640,000 in 2005. The largest cost of sales is personnel costs and this cost must be paid timely and cannot be delayed; thus, as the Company's revenues grow this will cause a use of cash in the interim period until the revenue can be collected. The Company is able to borrow on its line of credit up to 90% of its eligible accounts receivable to a maximum borrowing of $3.5 million. This borrowing capability helps the Company's cash flow until the accounts receivable are collected. The decrease in cash used in operations is primarily related to the increase in net income, partially offset by an increase in accounts receivable.

     During the year ended December 31, 2005 and 2004, the Company invested $180,000 and $436,000, respectively, primarily in computer equipment and furniture. The Company expects to have higher capital expenditures during 2006 than 2005 as the Company investments primarily in computer equipment and furniture to support anticipated growth.

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

     On July 1, 2005, the Company paid an installment payment as required by the Summit acquisition of $905,047 that was comprised of $877,195 of principal and the remaining amount was accrued interest. During the third quarter of 2005, $49,000 was paid to the Summit CEO as old receivables were collected. On October 4, 2005, the Company was notified that $299,999 of the $600,000 principal payment due December 31, 2005 would be converted to company common stock.
Accordingly, the Company paid $300,001 and issued 133,333 shares of company common stock to the Summit note holders.

     Net cash provided by financing activities for the year ended December 31, 2005 was $1,746,000. The Company received $715,000 of proceeds from the exercise of warrants and options and $2,862,000 from its line of credit. This was offset by the payment of $1,831,000 to certain note holders during the year ended
December 31, 2005. On April 29, 2005, the Company executed a $374,000 convertible note payable to its CEO at the time to refinance two notes it had outstanding to the CEO. The interest on the convertible debt is payable monthly with the principal due on April 29, 2007. The note can be converted by the note holder into the Company's common stock at a conversion price of $2.43 per share.

     The Company's working capital, which consists of current assets less current liabilities, was negative $246,000 as of December 31, 2005. Included in current maturities of long-term debt on the company's consolidated balance sheet at December 31, 2005 is the Company's $2,862,000 line of credit. During 2005, the Company has funded its cash needs through consistent collections of accounts receivable, through the exercise of warrants and options, and by borrowing on its line of credit, which is secured by the Company's receivables and certain guarantees, at an interest rate equal to the First Commercial Bank prime rate.

     Digital Fusion's ability to grow substantially may be dependent upon obtaining cash flow from its operations and other external sources.

     The Company has taken numerous actions to restructure and streamline its operations and has obtained a line of credit secured with its receivables and certain guarantees. Because of these actions, management believes it has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the exercise of warrants and options, and its line of credit. Future growth will be supported with revenue from continuing operations. If the Company fails to meet its goals, seeks to expand its operations at a level above its current cash flow from operations, or does not collect its accounts receivable in a timely manner, it may require an infusion of working capital of which the availability and terms cannot be predicted.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results reported in the financial statements. Some of the accounting policies require management to make difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Digital Fusion's most critical accounting policies include revenue recognition, accounts receivable reserves, and the valuation of goodwill. Actual results may differ from the estimates under different assumptions or conditions. These policies are discussed below, as are the estimates and judgments involved:

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company's current contracts are with Federal Government Departments or Agencies, or subcontracts to companies whose prime contracts are with the Federal Government. Most of these contracts are Time and Material (T&M) or Firm Fixed Price Level of Effort (FFP LOE). The LOE clause requires the Company to have a certain number of labor hours and that these hours are worked by personnel qualified to perform under certain labor categories. Revenue on these contracts is recognized as time is expended and or materials are delivered. The price is based on effort expended, not results achieved. The revenue on these contracts is recognized by hours worked which serves as a proxy for output. Revenue on cost-plus-fee contracts is recognized to the extent of costs or hours actually incurred plus a proportional amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable cost actually incurred or by hours actually worked in performance of the contract. The Company's deferred revenue relates to payments we have received in advance of services (hours worked).

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

Allowance for Doubtful Accounts

     The Company's accounts receivable are reduced by $26,000 for an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. The Company's management believes the allowance to be reasonable. The Company does not accrue interest on past due accounts receivable. Certain of Digital Fusion's trade accounts receivable are subject to bad debt losses. A reserve has been recorded to reflect expected bad debt losses based on past experience with similar accounts receivable. The reserve is reviewed on a regular basis and adjusted as necessary. Although management believes the reserve is a reasonable approximation, there can be no assurance that the Company can accurately estimate bad debt losses on its accounts receivable.


Valuation of Goodwill and Intangible Assets

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

     The Company has been in operation since 1995 and many of its services have only been offered since 1997 or later. In 1999 and 2000, the Company acquired multiple companies. In 2000 and 2001, it sold off multiple divisions and underwent significant restructurings. In 2001, 2004, and 2005, there was a significant change in management. As a result of the change in management and business units, prior operating history may not be representative of current operations, which makes it difficult to evaluate the Company and forecast future results.

The Company has experienced significant prior operating losses. If it does not generate sufficient cash flow from operations or is unable to raise capital in sufficient amounts, it may be unable to continue to operate.

     Digital Fusion has experienced significant losses in its operations. It may continue to incur losses for the foreseeable future. For the year ended December 31, 2005 and 2004 income and losses from continuing operations were $7,000 and ($1,044,000), respectively. Its expenses may increase as it seeks to grow its business and as business grows. Even if the Company becomes profitable, it may be unable to sustain profitability. It may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable it to continue to operate. An inability to sustain profitability may also result in an impairment loss in the value of long-lived assets, such as goodwill, property and equipment, and other tangible and intangible assets. If it is unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, the Company may be unable to continue as a going concern.

A loss of a significant customer could substantially decrease revenues.

     The Company has several large customers and a termination by a major customer could substantially decrease revenues.

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

     The Company may increase its operating expenses to increase the number of its sales, marketing and technical personnel to sell, provide, and support its products and services. It may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. It may have significant accounts receivable balances with customers that expose it to credit risks if such customers are unable to settle such obligations. If there is an unexpected shortfall in revenues in relation to expenses, or significant bad debt expense, there could be a material adverse effect on the Company's financial condition, and it could suffer material losses.

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

     Competition for the Internet and IT consulting services that Digital Fusion provides is significant, and the Company expects that competition will continue to intensify due to the ease of entering that market. It may not have the financial resources, technical expertise, sales and marketing, or support capabilities to successfully meet this competition. If it is unable to compete successfully against such competitors, it will lose its market share. It competes against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and greater financial, technical, facilities, marketing, capital, and other resources.

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

     Some of the Company's business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure. Currently, most of its computer systems are located and maintained in its corporate headquarters in Huntsville, Alabama. While precautions have been taken against systems failure, interruptions could result from natural disasters, as well as power loss, telecommunications failure, and similar events. A disaster recovery plan is being implemented to avoid any major interruptions. The Company also leases telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could result in an unacceptable level of service to customers and their possible loss.

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

     The security services that are offered in connection with customers' use of the networks cannot guarantee complete protection from computer viruses, break-ins, and other disruptive problems. Although an attempt is made to limit contractually the liability in such instances, the occurrence of these problems may result in claims against the Company or liability on its part. These claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on its financial position and reputation and on its ability to attract and retain customers.

If Digital Fusion is unable to retain the services of key personnel, business operations may be disrupted.

     The loss of existing personnel or the failure to recruit additional qualified technical, managerial, and sales personnel could disrupt business operations as well as increase the expenses in connection with hiring replacement personnel. The Company depends on the performance of its executive officers and key employees, some of whom have not entered into employment agreements. The loss of these executives or key employees could disrupt business operations.

The Company may need additional capital and not be able to attain it, which could affect its ability to continue as a going concern.

     Future capital uses and requirements will depend on numerous factors, including:

     o    extent to which solutions and services gain market acceptance
     o    level of revenues from present and future solutions and services
     o    expansion of operations
     o costs and timing of product and service developments, and sales and marketing activities
     o    costs related to acquisitions of technology or businesses
     o    competitive developments
     o costs related to downsizing and discontinuation or sale of business units
     o    need for working capital
     o    timing of accounts receivable collections
     o    timing of debt payments

     In order to continue to increase sales and marketing efforts and continue to expand and enhance the solutions and services offered to present and future customers, the Company may require additional capital that may not be available on acceptable terms, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of business, it may be required to spend funds that are greater than originally anticipated. Therefore, it will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities, or other arrangements. There can be no assurances that such additional capital will be available on acceptable terms, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Operations have been financed to date primarily through private sales of equity securities, proceeds from the initial public offering in May 1998, and debt facilities.

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

     Factors that could cause quarterly results to fluctuate include:

     o    change in customer demand for products and services
     o    timing of the expansion of operations
     o seasonality in revenues, principally during the summer and year-end holidays
     o    the mix of products and services revenues from operating divisions
     o    changes in pricing by competitors or the Company

     o    introduction of new products or services by competitors or the Company
     o    costs related to acquisitions of technology or businesses
     o    recession or slow-down in economy
     o    termination of customer contracts

The Company has limited intellectual property protection and may not be able to successfully protect proprietary information, which could results in lost sales and lost competitive advantage.

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

     The Company's policy is to execute confidentiality agreements with its employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally require that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to Digital Fusion shall be the Company's exclusive property. There can be no assurance that such agreements will not be breached, that there would be adequate remedies for any breach, or that trade secrets will not otherwise become known to or be independently developed by competitors which may result in lost sales and lost competitive advantage.

If the Company fails to perform to customers' expectations it could result in claims against it which could reduce its earnings.

     Digital Fusion's services involve development, implementation, and maintenance of computer systems and computer software that are critical to the operations of its customers' businesses. Failure or inability to meet a customer's expectations in the performance of its services could harm its business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure or inability. In addition, in the course of performing services, company personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although policies have been implemented to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company attempts to limit contractually any damages that could arise from negligent acts, errors, mistakes, or omissions in rendering services and, although general liability insurance coverage is maintained, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage, or result in changes to corporate insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would have a material adverse effect on the financial condition of the Company.

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

Anti-Takeover Provisions

     Provisions of Digital Fusion's Restated Certificate of Incorporation, its Amended and Restated By-laws, and Delaware law, could make it difficult for a third party to acquire it, even if doing so would be beneficial to its stockholders.

ITEM 7.    FINANCIAL STATEMENTS

     Financial Statements are attached hereto at page 34.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the Company's accountants on accounting and financial disclosures during 2004 or 2005.


ITEM 8A.    CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized, and reported in accordance with SEC rules and forms. Our management, with the participation of our Chairman and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

     There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Code of Ethics

     The Company has a code of ethics that applies to all of the Company's principal executive, financial, and accounting officers, controller, and others performing similar functions. The code of ethics was amended on April 12, 2004, effective as of March 24, 2004. In lieu of filing a form 8-K, the Company has posted the code of ethics on its website at http://www.digitalfusion.com/corporategovernance.htm and is available to the public without charge, by request to Digital Fusion, Inc., Corporate Secretary, 4940-A Corporate Drive, Huntsville, Alabama 35805. A copy of this code is filed and is incorporated as reference as an exhibit to this annual report on Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     The response to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") and is incorporated by reference.


ITEM 10.    EXECUTIVE COMPENSATION


     The response to this item will be contained in the 2006 Proxy Statement and is incorporated by reference.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The response to this item will be contained in the 2006 Proxy Statement and is incorporated by reference.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item will be contained in the 2006 Proxy Statement and is incorporated by reference.


ITEM 13.    EXHIBITS


   The following is a list of Exhibits filed as a part of this Report.


Exhibit
No.                             Description of Exhibit
-------  -----------------------------------------------------------------------
*3.1     Restated Certificate of Incorporation of the Company (filed as Exhibit
         3.1 to our Registration Statement on Form SB-2, File No. 333-47741, filed on April 23, 1998 "Registration Statement").

*3.2 Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Report on 8-K, filed February 14, 2006).

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

*10.1 Digital Fusion, Inc. 1998 Stock Option Plan (filed as Exhibit 10.14 to our Registration Statement).+

*10.2 Digital Fusion, Inc. 1999 Stock Option Plan (filed as part of our Proxy Statement for the Annual Meeting of Stockholders held on June 4, 1999).+

*10.3 Digital Fusion, Inc. 2000 Stock Option Plan (filed as part of our Proxy Statement for the Annual Meeting of Stockholders held June 9,
         2000). +

*10.4 Employment Agreement, dated as of May 4, 2004, by and between Digital Fusion and Jeffrey L. Williams.+

*10.5 Stock Purchase Agreement, dated as of October 28, 2004, by and between Digital Fusion and Michael W. Wicks.

*10.6 Convertible Promissory Note, dated January 3, 2005, by and between Digital Fusion and Michael W. Wicks.

*10.7 Registration Rights Agreement, dated January 3, 2005, by and between Digital Fusion and Michael W. Wicks.

*10.8 Escrow Agreement, dated October 28, 2004, by and among Digital Fusion, Michael W. Wicks and Synovus Trust Company.

*10.9 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Michael W. Wicks. +

*10.10 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Steven Thornton. +

*10.11 Employment Agreement, dated January 3, 2005, by and between Digital Fusion and Joseph L. Summers. +

*10.12 Loan Agreement, note and security agreements, each dated May 10, 2005 among First Commercial Bank of Huntsville and the Company, for a $3,500,000 revolving line of credit.

*10.13 Convertible Promissory Note dated April 29, 2005 for $374,303.52 between Roy E Crippen, III (former CEO) and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 5, 2005.

*10.14 Registration Rights Agreement dated April 29, 2005 between Roy E. Crippen, III (former CEO) and the Company is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 5, 2005.

*10.15 Employment Agreement dated August 5, 2005 between Digital Fusion and Eugene Edward Lyons, III. +

*10.16 Employment Agreement dated September 19, 2005 between Digital Fusion and Frank Libutti. +

*10.17 Employment Agreement dated October 20, 2005 between Digital Fusion and Stacey G. Rock. +

*10.18 Employment Agreement dated October 20, 2005 between Digital Fusion and Omer Stephen Brown. +

**10.19 Amended and Restated Employment Agreement, dated November 10, 2005, by and between Digital Fusion and Christopher L. Brunhoeber. +

**10.20 Lease Agreement dated February 7, 2006, by and between Colonial Realty Limited Partnership and Digital Fusion.

**10.21 Second Amended and Restated Employment Agreement, dated February 24, 2006, by and between Digital Fusion and Gary S. Ryan. +

**10.22 Second Amended and Restated Employment Agreement, dated February 24, 2006, by and between Digital Fusion and Edward G. Rawlinson. +

**10.23 Amended and Restated Employment Agreement, dated February 24, 2006, by and between Digital Fusion and Elena I. Crosby. +

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

------------
* Incorporated by reference.
** Filed herewith.
+ Management contract or compensatory plan or arrangement.




ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     During 2004, Digital Fusion was billed by Pender Newkirk & Company, approximately $80,000 for audit and review fees associated with its 10-QSB, 10-KSB filings and Employee Benefit Plan. During 2005, Digital Fusion was billed by Pender Newkirk & Company, approximately $114,000 for audit and review fees associated with its 10-QSB, 10-KSB filings and Employee Benefit Plan.

Audit related fees

     None

Tax Fees

     None

All Other Fees

     None

Audit Committee Pre-Approval Policies and Procedures

     The response to this item will be contained in the 2006 Proxy Statement and is incorporated by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2006           DIGITAL FUSION, INC.


                                 /s/ FRANK LIBUTTI
                                    -----------------------------------------
                                    Frank Libutti
                                    Chief Executive Officer and Chairman
                                    (Principal Executive Officer)



                                 /s/  CHRISTOPHER BRUNHOEBER
                                    --------------------------------------------

                                    Christopher Brunhoeber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates noted.


Dated: March 30, 2006


Directors:




   /s/    JAY M. GARNER                    /s/    FRANK LIBUTTI
   ---------------------------             --------------------
   Jay M. Garner                           Frank Libutti, Chairman



   /s/    O.G. GREENE                      /s/    CHARLES F. LOFTY
   --------------------------              -----------------------
   O.G. Greene                             Charles F. Lofty



   /s/    G. STEWART HALL                  /s/    GARY S. RYAN
   -------------------------               -------------------
   G. Stewart Hall                         Gary S. Ryan



   /s/    RONALD V. HITE
   -------------------------
   Ronald V. Hite

FINANCIAL STATEMENTS AND EXHIBITS

The following are the consolidated financial statements and exhibits of Digital Fusion, Inc. and Subsidiaries, which are filed as part of this report.


                                                                            Page

Report of Independent Registered Public Accounting Firm.......................33

Consolidated Balance Sheet as of December 31, 2005............................34

Consolidated Statements of Operations for the years ended
      December 31, 2005 and 2004..............................................35

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004 and 2005........................................36

Consolidated Statements of Cash Flows for the years
      ended December 31, 2005 and 2004........................................37

Notes to Consolidated Financial Statements....................................38

             Report of Independent Registered Public Accounting Firm



Board of Directors
Digital Fusion, Inc.
Huntsville, Alabama


We have audited the accompanying consolidated balance sheet of Digital Fusion, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the management of Digital Fusion, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Fusion, Inc and Subsidiaries as of December 31, 2005 and the results of its consolidated operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with United States generally accepted accounting principles.




Pender Newkirk & Company, LLP
Certified Public Accountants
Tampa, Florida
January 27, 2006

                              DIGITAL FUSION, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                           ASSETS
Current Assets:
    Cash and cash equivalents                                 $         1,000
    Marketable equity securities                                       66,000
    Accounts receivable (net of allowance for doubtful
    accounts of $26,000)                                            5,277,000
    Unbilled receivables                                              256,000
    Prepaid expenses and other current assets                          70,000
                                                                ---------------
         Total current assets                                       5,670,000

Property and equipment, net                                           492,000
Goodwill                                                            5,861,000
Purchased intangible assets, net                                    1,634,000
Other assets                                                           18,000
                                                                ---------------
         Total assets                                         $    13,675,000
                                                                ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                      $     3,041,000
    Accounts payable                                                1,121,000
    Deferred revenue                                                  212,000
    Accrued compensation and related expenses                       1,470,000
    Other current liabilities                                          72,000
                                                                ---------------
         Total current liabilities                                  5,916,000

Long-term debt, less current maturities                             1,685,000
Pension obligation                                                    341,000
                                                                ---------------
         Total liabilities                                          7,942,000
                                                                ---------------
                                                                ---------------


Stockholders' Equity:
    Preferred Stock - $.01 par value; authorized
        1,000,000 shares, no shares issued and outstanding                  -
    Common Stock - $.01 par value; authorized
        30,000,000 shares; 11,246,748 shares issued and
        outstanding  at December 31, 2005                             112,000
    Additional paid in capital                                     44,393,000
    Accumulated deficit                                           (38,772,000)
                                                                ---------------
         Total stockholders' equity                                 5,733,000

                                                                ---------------
         Total liabilities and stockholders' equity           $    13,675,000
                                                                ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                  2005         2004
                                                  ----         ----
Revenues
  Services                                   $16,082,000  $ 4,343,000
  Reimbursed costs                             3,006,000      648,000
  Product                                      1,839,000    1,775,000
                                              -----------  -----------
       Total revenues                         20,927,000    6,766,000
                                              -----------  -----------
Cost of sales
  Services                                    12,857,000    3,814,000
  Reimbursed costs                             2,896,000      521,000
  Product                                      1,714,000    1,673,000
                                              -----------  -----------
       Total cost of services and goods sold  17,467,000    6,008,000
                                              -----------  -----------
       Gross Profit                            3,460,000      758,000

Selling, general and administrative            2,660,000    1,655,000
                                              -----------  -----------

       Operating income (loss)                   800,000     (897,000)

Other income (expenses):
  Interest expense, net                         (186,000)    (147,000)
  Amortization of discount on debt
  and intrinsic value of convertible debt       (387,000)           -
                                              ----------- ------------
Total interest expense                          (573,000)    (147,000)

  Other income                                    88,000            -
  Amortization of intangible assets             (308,000)           -

                                              ----------- ------------
       Total other expenses                     (793,000)    (147,000)
                                              -----------  -----------
       Net income (loss) before income taxes       7,000   (1,044,000)
                                              ===========  ===========

Income tax benefit                                     -            -
                                              ----------- ------------

       Net income (loss)                     $      7,000 $(1,044,000)
                                              ===========  ===========

Basic earnings (loss) per share              $       0.00 $     (0.13)
                                              ===========  ===========
Basic weighted average common
     shares outstanding                       10,868,000    8,025,000
                                              ===========  ===========

Diluted earnings (loss) per share            $       0.00 $     (0.13)
                                              ===========  ===========
Diluted weighted average common
     shares outstanding                       12,968,000    8,025,000
                                              ===========  ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                           Common stock
                                      ---------------------  Additional
                                        No. of                 Paid-in    Accumulated   Stockholders'
                                         shares    Amount      Capital       Deficit        Equity
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2003             7,167,671    72,000    39,919,000   (37,735,000)    2,256,000
Shares issued from exercise of options    11,975                   4,000             -         4,000
Shares issued from exercise of
 warrants                                200,000     2,000        68,000                      70,000
Shares issued from cashless exercise
 of warrants                              83,490     1,000        (1,000)                          -
Shares issued from sale of stock       2,258,108    22,000     2,078,000                   2,100,000
Stock issuance costs                                             (18,000)                    (18,000)
Net loss                                       -         -             -    (1,044,000)   (1,044,000)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2004             9,721,244   $97,000   $42,050,000  $(38,779,000)   $3,368,000
Shares issued in Summit purchase         575,000     6,000       569,000             -       575,000
Shares issued from exercise of options   234,278     2,000       164,000             -       166,000
Shares issued from exercise of
 warrants                                582,893     6,000       543,000                     549,000
Shares issued from sale of stock         133,333     1,000       299,000                     300,000
Value of beneficial conversion feature                           768,000                     768,000
Net income                                     -         -             -         7,000         7,000
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2005            11,246,748  $112,000   $44,393,000  $(38,772,000)   $5,733,000
=====================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGITAL FUSION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                              2005            2004
                                                          ------------   -------------
Cash flows from operating activities:
  Net income (loss)                                      $      7,000   $  (1,044,000)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                           162,000          48,000
       Recovery of bad debt, reduction of allowance           (28,000)        (32,000)
       Increase in marketable equity security                 (67,000)              -
       Amortization of beneficial interest                    324,000               -
       Amortization of intangible assets                      308,000               -
       Amortization of discount on debt                        63,000               -
       Amortization of deferred financing costs                     -          51,000
       Changes in operating assets and liabilities
            Accounts receivable and unbilled receivables   (2,102,000)       (281,000)
            Prepaid expenses and other assets                  (3,000)        (14,000)
            Accounts payable, accrued expenses, and
               other liabilities                              658,000         275,000
            Pension obligation                                 38,000           7,000
                                                          ------------   -------------
              Net cash used in operating activities          (640,000)       (990,000)
                                                          ------------   -------------

Cash flows from investing activities:
  Capital expenditures - property and equipment              (180,000)       (436,000)
  Acquisition costs and acquisition deposit                (1,177,000)       (285,000)
                                                          ------------   -------------
              Net cash used in investing activities        (1,357,000)       (721,000)
                                                          ------------   -------------

Cash flows from financing activities:
  Proceeds from sales of stock, net of costs                  715,000       2,086,000
  Repayments of notes payable                              (1,831,000)       (542,000)
  Proceeds from line of credit - net                        2,862,000               -
                                                          ------------   -------------
              Net cash provided by financing activities     1,746,000       1,544,000
                                                          ------------   -------------

Net decrease in cash and cash equivalents                    (251,000)       (167,000)
Cash and cash equivalents, at beginning of year               252,000         419,000
                                                          ------------   -------------

Cash and cash equivalents, at end of year                $      1,000   $     252,000
                                                          ============   =============

Supplemental disclosure of cash flow information:
   Cash payments for interest                            $    255,000   $     185,000
   Cash payments for income taxes                        $          -   $           -

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL FUSION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


1.    ORGANIZATION, BACKGROUND AND BASIS OF PRESENTATION

Digital Fusion, Inc. (used herein, "Digital Fusion", "DFI", and the "Company", refer to Digital Fusion, Inc.) and its subsidiaries are an information technology and engineering services company that helps its customers make the most of technology to meet their business needs. Digital Fusion's IT Services division provides solutions to both government and commercial customers, focused in the following areas: Business Process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration, and IT Support. Digital Fusion's Engineering Services division supports a variety of customers with state-of-the-art solutions that include: Computational Aerodynamics/CFD; Optical Systems Design, Development and Test; Thermo/structural Dynamics; Modeling and Simulations; Hardware-in-the-Loop Testing; Program Analysis; and Ground/Flight Planning, Execution, and Data Analysis. Services are provided to business organizations and public sector institutions primarily in the Eastern United States. The Company was incorporated in 1995 under the name Internet Broadcasting System, Inc. and changed its name to IBS Interactive, Inc. when it went public in May 1998. During 2001, the shareholders approved a name change to Digital Fusion, Inc. ("DFI"). The Company is incorporated in Delaware with its main administrative office located in Huntsville, Alabama and regional offices in New Jersey and Texas.


2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The Consolidated Financial Statements include the accounts of Digital Fusion, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or good delivered, the contact price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company's current contracts are with Federal Government Departments or Agencies, or subcontracts to companies whose prime contracts are with the Federal Government. Most of these contracts are Time and Material (T&M) or Firm Fixed Price Level of Effort (FFP LOE). The LOE clause requires the Company to have a certain number of labor hours and that these hours are worked by personnel qualified to perform under certain labor categories. Revenue on these contracts is recognized as time is expended and or materials are delivered. The price is based on effort expended, not results achieved. The revenue on these contracts is recognized by hours worked which serves as a proxy for output. Revenue on cost-plus-fee contracts is recognized to the extent of costs or hours actually incurred plus a proportional amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable cost actually incurred or by hours worked in performance of the contract. The Company's deferred revenue relates to payments we have received in advance of services (hours worked).

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

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents. The cash and short-term investments are maintained with major financial institutions in the United States. Deposits with these banks may exceed the amount of FDIC insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Fair Values of Financial Instruments - The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities. Notes payable are recorded net of discounts and beneficial conversion features that totaled $610,000 at December 31, 2005. Based on the underlying conversion feature of the debt the note could be potentially worth up to $2.8 million.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to credit risk, consist primarily of a concentration of unsecured trade accounts receivables.

The Company performs credit evaluations of its customers on a regular basis and generally does not require collateral on accounts receivable. The Company monitors the allowance for potential credit losses and adjusts the allowance accordingly each quarter. During the years ended December 31, 2005 and 2004 the Company's allowance for doubtful accounts was decreased by $28,000 and $32,000, respectively for reduced bad debt provision. The Company does not accrue interest on past due accounts receivable.

Four customers comprised more than 10% of our accounts receivable at December 31, 2005. One customer accounted for 40% and the other customers each accounted for 14% of our accounts receivable at December 31, 2005.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation and amortization. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of three to five years are used for computer equipment and related software and five to seven years for furniture and fixtures. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

Goodwill and Purchased Intangible Assets - Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill in 2005 or 2004. Purchased intangible assets other than goodwill are carried at cost and amortized over their useful lives, generally five years, unless these lives are determined to be indefinite.

Income Taxes - Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date.

Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its continuing operations for the years ended December 31, 2005 and 2004 based on uncertainties concerning its ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2005 and 2004. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Use of Estimates - The preparation of financial statements and related disclosures in conformity with accounting principles general accepted in the Unites States requires management to make estimate and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for allowance for doubtful accounts, intangibles, liabilities (including accruals) and fixed assets.

Long-Lived Assets - The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets with indefinite lives, to be held and used or disposed of. In accordance with SFAS 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

Stock-Based Compensation - The Company accounts for its stock-based awards to employees and directors using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the vesting periods of the options.

Pro forma amounts presented below are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. Pro forma information regarding option grants made to the Company's employees and directors is based on specified valuation techniques that produce estimated compensation charges. The Company provides pro forma disclosures of net loss and loss per share as if the fair value based method of accounting had been applied, as required by SFAS No. 123, Accounting for Stock-Based Compensation. The following table reflects the pro forma information:

                                                    2005            2004
                                           --------------  --------------

Net income (loss) - as reported                   $7,000     $(1,044,000)
Pro forma stock-based compensation expense      (840,000)       (277,000)
                                           --------------  --------------

Net loss - pro forma                           $(833,000)    $(1,321,000)
                                           ==============  ==============

Net loss per common share
Basic net income (loss) per share - as
 reported                                          $0.00          $(0.13)
                                           ==============  ==============
Diluted net income (loss) per share - as
 reported                                          $0.00          $(0.13)
                                           ==============  ==============
Basic loss per share - pro forma                  $(0.08)         $(0.16)
                                           ==============  ==============
Diluted loss per share - pro forma                $(0.08)         $(0.16)
                                           ==============  ==============

There were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was anti-dilutive.

The value of each option grant is estimated as of the date of grant using the Black-Sholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated value, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options.

Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model with the following weighted-average assumptions:

                                                         2005              2004
                                                         ----              ----
  Dividend yield                                          0%                0%
  Expected volatility                                    54%               58%
  Risk-free interest rate                               4.14%             4.29%
  Expected life-years                                     4                 10
  Weighted average fair value of options granted        $0.90             $0.55


Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, the Company will elect to use the Modified Prospective Application method, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. The Company is continuing to evaluate this guidance and the impact it will have on its consolidated results of operations or financial condition. For a discussion of our stock-based compensation plans and agreements, see Note 7.

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

Warrants - The fair values ascribed to warrants that are used in connection with financing arrangements and professional services agreements (see Note 8) are amortized over the expected life of the underlying debt or the term of the agreement.

Pension Accounting - The Company follows SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits as revised in 2003 as it relates to the Spencer Analysis, Inc. ("Spencer") Defined Benefit plan that is inactive. Subsequent to the acquisition of Spencer in 1999, the plan was amended to no longer require the Company to accrue future service benefits.

Earnings (Loss) Per Share - Basic earnings (loss) per share are computed in accordance with SFAS No. 125, Earnings Per Share" which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2005 and 2004 is as follows:

                                                         2005           2004
                                                  ------------  -------------
Numerator
Net income (loss)                                 $     7,000   $ (1,044,000)

Denominator
Weighted average number of shares - basic          10,868,000      8,025,000
Effect of dilutive securities - stock options (1)   2,100,000              -

Weighted average number of shares- diluted          12,968,00      8,025,000

Net income (loss) per share - basic               $      0.00   $      (0.13)
Net income (loss) per share - diluted             $      0.00   $      (0.13)

(1) In 2004, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents was anti-dilutive. The assumed exercise of stock options and warrants, as well as the issuance of common stock under compensation and acquisition agreements, totaling 3,524,637 shares at December 31, 2004, could potentially dilute basic earnings per share.

Reclassifications - The Company has reclassified prior year balances of certain revenues and cost of sales to conform to the current year's presentation.

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25. SFAS 123(R) is effective as of the beginning or the first interim or annual reporting period after December 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Account Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

The Company adopted SFAS 123(R) in the first quarter of 2006 and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information presented above presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company's stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued, or unvested after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. The Company expects the adoption of SFAS 123(R) to reduce net income by at least $1,000,000 for the year ended December 31, 2006.

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections." The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

3.   PROPERTY AND EQUIPMENT

Major classes of property and equipment, net, consist of the following at December 31, 2005:


Computer equipment                         $        1,408,000
Office equipment, fixtures and vehicles               195,000
                                            ------------------
                                                    1,603,000
Less: accumulated depreciation                     (1,111,000)
                                            ------------------

                                           $          492,000
                                            ==================

Depreciation expense for the years ended December 31, 2005 and 2004 was $162,000 and $48,000, respectively.

4.       INTANGIBLE ASSETS

Intangible assets, net, are comprised of the following at December 31, 2005:

                                                             Accumulated
Intangibles not subject to amortization     Gross Amount      Amortization
                                           --------------- -----------------
  Goodwill                                $     5,861,000 $

Intangibles subject to amortization
  Customer list                                 1,668,000          (256,000)
  Employment and non-compete agreements           274,000           (52,000)
                                           --------------- -----------------

                                          $     7,803,000 $        (308,000)
                                           =============== =================

The value of the remaining $5,861,000 of goodwill on the balance sheet as of December 31, 2005 was determined not to be impaired by comparing the quoted market value of Digital Fusion stock at year-end to the total stockholders' equity at year-end and by analyzing other factors that could decrease the value of goodwill.

Intangible asset amortization expense for the years ended December 31, 2005 and December 31, 2004 was approximately $308,000 and $0, respectively.

Estimated annual amortization expense for intangible assets over the weighted average estimated useful life of four years at December 31, 2005 is as follows:

                 Fiscal Year:
                 2006                      $     427,000
                 2007                            427,000
                 2008                            427,000
                 2009                            353,000
                                            -------------

                                          $   1,634,000
                                            =============


5.   BORROWINGS

At December 31, 2005, the Company's outstanding borrowings were comprised of the following:



Line of credit                                          $           2,862,000
Note with related party                                               374,000
Acquisition notes with shareholders of Summit                       2,100,000

Discounts on notes payable                                          (610,000)
                                                          ----------------------
                                                                    4,726,000
Less: current portion                                             (3,041,000)
                                                          ----------------------

Total-long term borrowings                              $           1,685,000
                                                          ======================

Line of Credit - On July 1, 2004, Digital Fusion entered into a secured revolving line of credit with a local bank. The line of credit had an interest rate of prime plus one percent, was not to exceed $800,000 which was increased to the lower of 80% of accounts receivable or $2,500,000 on December 22, 2004. On May 26, 2005, the Company amended this loan agreement. The Amendment (i) increased the amount to the lower of 90% of eligible accounts receivable or $3,500,000, (ii) extended the maturity date to May 20, 2006, (iii) stated the rate of interest at prime, payable monthly and (iv) secured the line of credit by the Company's receivables and certain personal guarantees by two shareholders subject to certain company financial ratios and covenants. Included in Current Maturities of Long-term debt at December 31, 2005 is $2,862,000 that the company had borrowed on this line of credit.

Notes With Related Parties - On January 12, 2004, Digital Fusion's former President and CEO paid a note payable on behalf of the Company. In consideration therefore, Digital Fusion issued a note to the former President and CEO in the amount of $136,580 (representing the amount of principal and interest on the note at the time of its retirement). The note bears an interest rate of prime plus 6% and is payable at $600 per month plus interest for the first twelve months, $4,400 per month plus interest for the next eleven months, and a balloon payment of approximately $81,000 plus interest on January 15, 2006.

The Company had unsecured promissory notes with shareholders totaling $500,000. These notes bear interest at 8% and are payable at maturity. During March 2005 and April 2005, the Company made payments of approximately $405,000 for $340,000 of principal and the remaining accrued interest on these notes. Interest expense on these notes totaled approximately $14,000 and $53,000 during 2005 and 2004, respectively.

On April 29, 2005, the Company refinanced the former President and CEO's portion of these notes by executing a $374,000 convertible note. The convertible note bears an annual interest rate of prime and interest is payable monthly. The former CEO can convert the note into the Company's common stock at a conversion price of $2.43 per share in minimum blocks of $200,000 of principal.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

Summit Notes - As part of the Summit acquisition, two convertible promissory notes for $2.7 million were issued. The note holders may convert the principal portion of the convertible notes into the Company's common stock at a conversion price of $2.25 per share. In the event the entire convertible notes are converted, the note holders will receive a total of 1.2 million shares of the Company's common stock. The annual interest rate is 5%; however, no interest shall accrue for the first six months and during any calendar month in which the average closing price of the publicly traded Company's common stock is greater than $2.80 per share. The Company recorded imputed interest of $228,000. The estimates used to determine the imputed interest will be reviewed each quarter and adjusted as needed. The Company has not made adjustments to this estimate through December 31, 2005. The imputed interest amount of $228,000 will be amortized to interest expense over a four-year period. The Company also estimated the intrinsic value of the embedded beneficial conversion feature of the $2.7 million note at $769,000. The $769,000 will be amortized to interest expense over the life of the note.

On July 1, 2005, the Company paid an installment payment as required by the Summit acquisition of $905,047 that was comprised of $877,195 of principal and the remaining amount was accrued interest. On December 29, 2005, the company paid $300,001, and the Summit note holders elected to convert $300,000 of the note into company common stock. Accordingly the Company issued 133,333 shares of company common stock to the Summit note holders. See Note 14 below for a discussion of the acquisition and debt acquired during the first quarter of 2005 from the acquisition of Summit Research Corporation.

Debt Maturities - At December 31, 2005, aggregate required principal payments of long-term debt and line of credit are as follows:

                     Year Ending
              December 31, Amount

                        2006                  $      3,462,000
                        2007                         1,874,000
                                               ----------------
                              Total           $      5,336,000
                                               ================


6.   RETIREMENT PLANS

Defined Benefit Plan - Certain employees from a company that Digital Fusion acquired who met certain requirements of age and length of service at the time of acquisition are covered by the Company's sponsored non-qualified, non-contributory defined benefit pension plan. The benefits become fully vested upon the employees' retirements. Benefits paid to retirees are based upon age at retirement, compensation levels and years of credited service. The plan was amended to no longer require the Company to accrue future service benefits. Plan assets are stated at fair value and are comprised of stocks and bonds. Net periodic pension cost at December 31, 2005 and 2004 for this plan includes the following components:

Change in benefit obligation                                2005            2004
                                                  --------------  --------------
Benefit obligation at beginning of year (before
 liability change)                               $      777,000  $      776,000
Liability change due to new census data                  37,000               -
Benefit obligation at beginning of year (before
 liability change)                                      814,000         776,000
Service cost                                                  -               -
Interest cost                                            44,000          41,000
Amendments                                                    -               -
Benefit transactions                                    (40,000)        (40,000)
Actuarial loss/(gain)                                         -               -
Effect of settlement                                          -               -
                                                  --------------  --------------
Benefit obligation at end of year                $      818,000  $      777,000
                                                  --------------  --------------

Change in plan assets
Fair value of plan assets at beginning of year   $      475,000  $      481,000
Actual return on plan assets                             42,000          34,000
Employer contributions                                        -               -
Benefit transactions                                    (40,000)        (40,000)
                                                  --------------  --------------
Fair value of plan assets at end of year         $      477,000  $      475,000

Funded status
Fair value of plan assets                        $      477,000  $      475,000
Benefit obligation                                      818,000         777,000
                                                  --------------  --------------
Funded status at end of year                           (341,000)       (302,000)
Unrecognized net actuarial loss (gain)                  132,000         148,000
Unrecognized prior service cost (benefit)              (132,000)       (148,000)
                                                  --------------  --------------
Accrued liability at end of year                 $     (341,000) $     (302,000)
                                                  ==============  ==============

Amounts recognized in the statement of financial
 position
Prepaid benefit cost                             $     (103,000) $      (98,000)
Accrued benefit cost                                     (2,000)          5,000
Intangible assets
Accumulated other comprehensive income                        -               -
                                                  --------------  --------------
Net amount recognized at end of year             $     (101,000) $     (103,000)
                                                  ==============  ==============

Components of net periodic benefit cost
Service cost                                     $            -  $            -
Interest cost                                            44,000          41,000
Expected return on plan assets                          (36,000)        (37,000)
Amortization of:
                Prior service cost                      (17,000)        (16,000)
                Actuarial loss                            8,000          17,000
                                                  --------------  --------------
Net periodic pension cost                        $       (1,000) $        5,000
                                                  ==============  ==============

Assumptions used in determining actuarial valuations
Discount rate to determine projected benefit                    5.5%        5.5%
Rate of increase in compensation levels                         0.0%        0.0%
Expected rate of return on plan assets                          8.0%        8.0%



401(K) Plan - The Company sponsors a defined contribution benefit plan covering its employees. Currently, eligible employees are allowed to contribute annually up to the maximum annual contribution allowed for 401(k) plans. Effective January 1, 2005, the plan requires us to contribute a "safe harbor" amount equal to 5% of eligible compensation each year for eligible employees up to the statutory maximum compensation ($210,000 for 2005). All "safe harbor" contributions are 100% vested. The company also matches 100% of employee contributions up to 5% of eligible compensation. In addition, the company savings plan provides for discretionary profit sharing contributions. Matching and profit sharing contributions under the 401(K) Savings Plan are subject to 3 year vesting. Charges to operations for employer contributions amounted to approximately $1,286,000 and $0 for 2005 and 2004, respectively.


7.   STOCKHOLDERS' EQUITY

Capital Stock - During the 2005 Annual Shareholders meeting, the shareholders approved increasing the number of authorized shares to 31,000,000. The Company's Board of Directors designated 1,000,000 of the authorized shares as "blank check" preferred stock and 30,000,000 shares as common stock. During March 2001, the Company's Board of Directors designated 60,000 of the preferred shares as Series A Convertible Preferred Stock par value $.01 per share and 45,000 of the preferred shares as Series B Preferred Stock, par value of $.01. No shares of the preferred stock have been issued.

On May 11, 2004, Digital Fusion and Madison Run, LLC completed an equity sale whereby Madison Run bought 608,108 shares of Digital Fusion common stock at $0.74 per share, was issued a five-year warrant to purchase 304,054 shares of Digital Fusion common stock at $0.89 per share, and was issued a five-year warrant to purchase 212,839 shares of Digital Fusion common stock at $0.94 per share. Digital Fusion President is a member of the Madison Run investment group. On October 21, 2004, the Company sold 1,650,000 shares of its common stock to Madison Run at a $1.00 per share for total proceeds of $1,650,000. The Company issued a five-year warrant to purchase 50,000 shares of its common stock at an exercise price of $1.25 per share to this investor.

On December 29, 2005, the company paid $300,001, and the Summit note holders elected to convert $300,000 of the Summit notes into company common stock. Accordingly the Company issued 133,333 shares of company common stock to the Summit note holders.

Warrants - At December 31, 2005, 274,000 shares of common stock were reserved for the exercise of stock warrants comprised of the following:

           Legacy Liability Settlement               250,000
           Consulting                                 24,000
                                                 ------------
               Total                                 274,000
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

On April 17, 2003, the Company entered into a consulting agreement with an independent consultant in which the Company agreed to issue a five-year warrant to purchase 10,000 shares of the its common stock at $0.33 per share. During May 2004, the Company entered into a consulting agreement with an independent consultant in which the Company agreed to issue a five-year warrant to purchase 15,000 shares of its common stock at an exercise price of $1.01 per share. On May 23, 2005, the Company issued 15,000 of its common stock for exercise of warrants. The Company received proceeds of $15,150 for 15,000 shares of common stock at an exercise price of $1.01 per share.

On March 17, 2005, the Company issued 354,054 shares of its common stock for exercises of warrants. The Company received proceeds of $270,608 for 304,054 shares of common stock at an exercise price of $0.89 per share. On March 17, 2005, the Company issued 50,000 shares of its common stock for exercises of warrants. The Company received proceeds of $62,500 for 50,000 shares of common stock at an exercise price of $1.25 per share.

On October 28, 2005, the Company agreed to issue a five-year warrant to purchase 15,000 shares of its common stock at $2.68 per share in connection with an ongoing consultant agreement.

On June 6, 2005, the Company issued 212,839 shares of its common stock for exercise of warrants. The Company received proceeds of $200,069 for 212,839 shares of common stock at an exercise price of $0.94 per share.

On August 20, 2005, the Company issued 1,000 of its common stock for exercise of warrants. The Company received proceeds of $330 for 1,000 shares of common stock at an exercise price of $0.33 per share.


8.   STOCK OPTIONS

Stock Option Plan - At the Company's Annual Meeting of stockholders held on June 28, 2005, the Digital Fusion, Inc. 2005 Stock Option Plan (the "2005 Stock Option Plan") was approved. The 2005 Stock Option Plan, an incentive and non-qualified stock option plan which authorizes the issuance of up to 750,000 shares of our common stock was approved by the Board of Directors subject to stockholder approval. The 750,000 shares of common stock authorized will be used to grant non-qualified stock options to our employees, directors, officers and consultants and incentive stock options to our employees.

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

The Company maintains four qualified stock option plans. Under the terms of these plans, the Company has reserved 2,130,000 shares of its common stock under these plans. The Company granted 1,339,750 and 1,011,000 of stock options outside of its qualified stock option plans during 2005 and 2004 respectively. These were granted to Board of Directors as part of their compensation for being on the Company's board of directors, and certain management to retain key personnel.

Under the Company's Stock Option Plans, the Company may grant incentive stock options to certain officers, employees and directors. The options expire ten years from the date of grant. Accelerated vesting may occur pursuant to employment agreements following a change in control of the Company and under certain other conditions. The following table summarizes information about qualified and non-qualified stock options outstanding at December 31, 2005:

                             Options outstanding             Options exercisable
                    ------------------------------------- ----------------------
                                   Weighted
                                   Average    Weighted                  Weighted
                                  Remaining     average                  Average
                       Number    contractual   exercise     Number      Exercise
  Exercise Price    Outstanding  life (years)    price    exercisable     Price
------------------- ------------ ------------ ----------- ----------- ----------

  $0.29 to $0.55      1,082,500        6.5    $   0.34     923,922     $    0.34
  $0.65 to $1.19      1,408,499        8.4        0.90     364,534          0.90
  $1.35 to $2.65        896,000        9.3        2.32     301,236          2.29
  $2.72 to $2.89        629,250        9.8        2.86     173,000          2.87
  $5.78 to $7.50         77,950        4.4        5.97      77,950          5.97
  $8.13 to $10.49        95,000        4.0       10.18      95,000         10.18
 $17.19 to $22.00        21,000        3.4       20.38      21,000         20.38
                    ------------                          -----------

                      4,210,199        8.1    $   1.65    1,956,642    $    1.89
                    ============                          ===========

As of December 31, 2004, there were approximately 1,537,000 exercisable options with a weighted average exercise price of $1.72.

Transactions under various qualified and non-qualified option plans for 2005 and 2004 are summarized as follows:

                                                                Weighted Average
                                                    Options      Exercise Price
                                                  -----------   ----------------

Outstanding at January 1, 2004                     1,854,094   $           3.61
Granted                                            1,457,500               0.77
Exercised                                            (11,975)              0.38
Canceled                                            (616,875)              6.92
                                                  -----------

Outstanding at December 31, 2004                   2,682,744   $           1.29
Granted                                            1,864,750               2.24
Exercised                                           (234,278)              0.70
Canceled                                            (103,017)              1.15
                                                  -----------

Outstanding at December 31, 2005                   4,210,199   $           1.29
                                                  ===========

Options exercisable at December 31, 2005           1,537,401   $           1.75
                                                  ===========

Options available for grant at December 31, 2005     703,116
                                                  ===========


9.   TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2005 and 2004.

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

                                                     2005           2004
                                                 ----------     ----------
Income tax provision (benefit) at statutory
 rate:                                          $    2,500     $ (355,000)
Increase (decrease) in income tax due to:
Meals & entertainment                                4,800          2,000
State income taxes net                               1,300        (63,000)
Change in valuation allowance                       (8,500)       416,000
                                                 -------------------------

                                                $        -     $        -
                                                 ==========     ==========

Net deferred tax assets and liabilities were comprised of the following:


                                                    2005
                                            ------------

Deferred Tax Asset (Liability), Current:
Accounts receivable allowance              $     10,600
Deferred gain on stock sale                     (26,500)
Vacation payable                                114,100
Valuation allowance                             (98,200)
                                            ------------
                                           $          -
                                            ============

Deferred Tax Asset (Liability), Non-
 Current:
Property and equipment                     $    (19,600)
Intangibles                                   2,535,100
Summit acquisition intangibles                 (653,700)
Accrued pension                                 136,300
Net operating loss carryforward              10,847,800
Other - carryovers                                  200
Valuation allowance                         (12,846,100)
                                            ------------
                                           $          -
                                            ============

The Company has not recognized an income tax benefit for its continuing operations for the years ended December 31, 2005 and 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for 2005 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of December 31, 2005, the Company had available net operating loss carryforwards of approximately $28 million that expire in various years through the year ended December 31, 2025.


10.  COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases facilities and equipment under operating leases and subleases expiring through August 2007. See Note 14, Subsequent Events, for additional lease commitments. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 31, 2005 future net minimum annual rental payments under non-cancelable leases are as follows:


                   Year Ending
                   December 31,                  Amount
                -------------------

                       2006                 $        229,000
                       2007                          141,000
                                             ----------------
                      Total                 $        370,000
                                             ================

Total rental and lease expenses for the years ended December 31, 2005 and 2004 were approximately $258,000 and $143,000, respectively.

Employment Agreements - The Company has several employment agreements which require payments of approximately $2,079,000 during 2006, $1,322,000 during 2007 and $67,000 during 2008.

Government Contracting - Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, audit adjustments that may result from DCAA audits are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

Litigation - The Company is involved in certain legal actions arising from the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, we believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.


11.  RELATED PARTY TRANSACTIONS

Investment by President - During 2004, Madison Run, LLC purchased DFI's common stock through private placement transactions. DFI's President is a member of the Madison Run investment group and personally invested in these offerings. See footnote 7.

Severance Commitment -Effective September 2, 2005, the Amended and Restated Employment Agreement (the "Employment Agreement") between the Company and its CEO was terminated by the Company's Board of Directors. The Employment Agreement was terminated by the Company without cause; therefore, the Company is obligated to pay the former CEO his current annual base salary of $175,000 for a period of 18 months after September 2, 2005 in accordance with the employment and non-compete agreement. Such payments will be made in accordance with the Company's current customary payroll procedures. The Company must provide the former CEO medical coverage with substantially similar terms as his current medical coverage in effect on September 2, 2005. Any and all vested options, warrants or other securities awarded to the former CEO pursuant to any of the Company's equity incentive plans shall, as of September 2, 2005, immediately vest and become exercisable and all such vested options, warrants or other securities shall remain exercisable by the former CEO for the duration of the period during which the options, warrants or other securities would have remained exercisable if the former CEO had remained employed by the Company. Any unvested options, warrants or other securities awarded to former CEO pursuant to any of the Company's equity incentive plans shall expire effective as of September 2, 2005, and shall become null and void. The company paid $57,000 in accordance with this agreement in 2005.

Consulting Agreement - On April 1, 2005, the Company entered into a consulting agreement with Mr. Frank Libutti. The term of this agreement was for a one year period for an amount not to exceed $59,900. Approximately $8,087 was paid under this agreement. On September 19, 2005, the Company entered into an employment agreement with Mr. Libutti to serve as Chief Executive Officer. At this time the consulting agreement was terminated.


12.  CASH FLOW INFORMATION

During 2004, warrants were exercised for 200,000 shares of the Company's common stock and the exercise was paid for by a reduction of notes payable of $70,000.

During 2004, a note payable was refinanced and the deferred financing fees of $25,000 were added to the notes payable balance.

During 2005, $500,000 of cash that was in escrow in 2004 was used to offset the $1,600,000 payment due in accordance with the Summit acquisition. See Note 14 for additional information on the Summit acquisition.

During 2005, the Summit note holders elected to convert $300,000 of the note into company common stock. Accordingly the Company issued 133,333 shares of company common stock to the Summit note holders. See Note 14 below for a discussion of the acquisition and debt acquired during the first quarter of 2005 from the acquisition of Summit Research Corporation.

During 2005 and 2004, the Company paid $255,000 and $185,000 respectively for interest. No income taxes were paid during 2005 or 2004.


13.  MAJOR CUSTOMERS OF THE COMPANY

Three customers comprised more than 10% of our revenue in 2005. One customer accounted for 33%, one customer accounted for 15%, and one customer accounted for 11% of our revenue for the year ended December 31, 2005. No customer account for over 10% of the Company's revenues during the year ended December 31, 2004.


14.  ACQUISITION

On October 28, 2004, Digital Fusion, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Agreement") with the CEO of Summit Research Corporation ("Summit") pursuant to which the Summit CEO agreed to sell all of his outstanding capital stock of On January 3, 2005, the Company closed on its acquisition of Summit.

Under the terms of the Agreement, the Company paid to the Summit CEO (a) $1,600,000 in cash at the closing of the transaction (the "Closing"), (b) 575,000 shares of the Company's common stock as of the Closing, (c) on the six month anniversary of the Closing, $905,047 cash for principal and interest (6% annual interest), (d) $49,000 in the third quarter of 2005 as old Summit receivables were collected and (e) a convertible promissory note (the "Note") in the cumulative amount of $2,700,000.

The note holder may convert the principal portion of the convertible note into the Company's common stock at a conversion price of $2.25 per share. In the event the entire convertible note is converted, the note holder will receive a total of 1.2 million shares of the Company's common stock. The annual interest rate is 5%; however, no interest shall accrue for the first six months and during any calendar month in which the average closing price of the publicly traded Company's common stock is greater than $2.80 per share. The Company recorded imputed interest of $228,000. The estimates used to determine the imputed interest will be reviewed each quarter and adjusted as needed. The Company has not made adjustments to this estimate through December 31, 2005. The imputed interest amount of $228,000 will be amortized to interest expense over a four-year period. The Company also estimated the intrinsic value of the embedded beneficial conversion options of the $2.7 million note at $769,000. The $769,000 will be amortized to interest expense over the life of the note.

In conjunction with this acquisition, on January 3, 2005, the Company entered into employment agreements with two individuals with Summit. The annual salaries for these two individuals total $310,000 per year for two years or when the convertible note is paid off whichever is later.

The Company included the results of Summit in its financial statements beginning January 1, 2005. The following table summarized the estimated fair values of the assets acquired and liabilities assumed. During the three months ended June 30, 2005, the Company finished its evaluation of the intangibles purchased and finalized the purchase price allocation. The $1.9 million of intangible assets represents $1.7 million allocated to customer base intangibles and $275,000 allocated to employment and non-compete agreements.

                                   (in thousands)

         Cash                                        $               300
         Accounts receivable                                       2,396
         Fixed assets                                                 57
         Other assets                                                294
         Goodwill                                                  2,513
         Intangible assets                                         1,943
                                                      -------------------
         Total assets acquired                                     7,503

         Notes payable                                              (300)
         Accounts payable and accrued liabilities                 (1,402)
                                                      -------------------
         Total liabilities assumed                                (1,702)

         Total purchase price                        $             5,801
                                                      ===================


         Cash paid                                   $             1,600
         Fair value of stock issued                                  575
         Six month note                                              926
         Convertible note                                          2,700
                                                      -------------------
         Total purchase price                        $             5,801
                                                      ===================

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Summit acquisition had occurred on December 31, 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.


                              Digital Fusion, Inc.
                           Pro Forma Income Statement
                                December 31, 2004

                                 As Reported in          Pro Forma
                                   Accompanying        Adjustments     Pro Forma
                                      Financial         for Summit       Balance
                                     Statements        Acquisition         Sheet

Revenues                        $     6,766,000        9,037,000   $ 15,803,000
--------------------------------------------------------------------------------
Net (loss) income                    (1,044,000)         720,000       (438,000)
--------------------------------------------------------------------------------
Basic (loss) earnings per
 share                          $         (0.13)                    $     (0.05)
--------------------------------------------------------------------------------

Weighted average common
 stock shares outstanding             8,025,000                       8,600,000
--------------------------------------------------------------------------------


14.  SUBSEQUENT EVENTS

On February 7, 2006, the Board of Directors for Digital Fusion, Inc. approved for execution a lease for office space. The Lease will become effective on May 1, 2006, and will expire after 66 months; there are no options for renewal. The Company plans to use the leased premises as its principal offices and headquarters. The Lease is a triple-net lease with the base rental increasing every six months for the first year an annually thereafter. The average monthly base rental due under the Lease is $35,692.

In addition to base rent, the Company will also be required to pay, on a monthly basis, certain operating expenses during the term of the Lease. The Company may not assign or sublet the leased premises without the prior written consent of the Landlord. The Lease may not be terminated without the mutual agreement of both parties. The foregoing summary of the Lease does not purport to be complete and is subject to, and qualified in its entirety by, reference to the text of the Lease.

Effective February 7, 2006, Roy Crippen, III, resigned as a director of the Company. Mr. Crippen's resignation was not due to any disagreement with the Company.

On February 8, 2006, the Board of Directors adopted the Amended and Restated Bylaws of the Company (the "Amended and Restated Bylaws"), effective immediately upon their adoption, to supersede and replace the existing bylaws of the Company. The modifications to the former bylaws were as a result of a review of such bylaws by the Board of Directors in an attempt to update the former bylaws and to clarify certain former bylaw provisions. Various provisions of the former bylaws were either revised, reworded, reordered, or new provisions were added.

On February 24, 2006, the Company amended the President's employment agreement to increase his annual salary to $200,000 per year and the employment agreement expires on February 23, 2008.

On February 24, 2006, the Company amended the Chief Operating Officer's employment agreement to increase his annual salary to $200,000 per year and the employment agreement expires on February 23, 2008.

On February 24, 2006, the Company amended the Corporate Secretary's employment agreement to increase her annual salary to $92,500 per year and the employment agreement expires on February 23, 2008.

                                                                    Exhibit 21.1

                      SUBSIDIARIES OF DIGITAL FUSION, INC.

                                December 31, 2005


Name of Subsidiary                             Country or State of Incorporation

Digital Fusion Solutions, Inc.                 Florida

Summit Research Corporation                    Alabama