Form 10QSB
period 2006-03-31
DIGITAL FUSION INC/NJ/
filed 2006-05-15
CIK 1057257

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


                             4940-A Corporate Drive
                            Huntsville, Alabama 35805
                    (Address of principal executive offices)

                                 (256) 837-2620
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_|

As of May 10, 2006, 11,428,146 shares of the issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|


================================================================================

                              DIGITAL FUSION, INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2006
         (unaudited) and December 31, 2005                                  1

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2006 and 2005 (unaudited)             2

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005 (unaudited)             3

         Notes to Condensed Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis or Plan of Operation          9

Item 3.  Controls and Procedures                                           13


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits                                                          15

SIGNATURES                                                                 17

Section 302 Certification by Chief Executive Officer

Section 302 Certification by Chief Financial Officer

Section 906 Certification by Chief Executive Officer

Section 906 Certification by Chief Financial Officer

PART I     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                       March 31,    December 31,
                                                         2006          2005
                                                      (Unaudited)
                                                     ------------   ------------
                        ASSETS
Current Assets:
  Cash                                              $          1   $          1
  Marketable equity securities                                 -             66
  Accounts receivable (net of allowance for doubtful
   accounts of $26 for 2006 and 2005)                      4,885          5,277
  Unbilled receivables                                       261            256
  Prepaid expenses and other current assets                  137             70
                                                     ------------   ------------
    Total current assets                                   5,284          5,670

Property and equipment, net of accumulated
 depreciation of $1,158 for 2006 and $1,111 for 2005         503            492
Goodwill                                                   5,861          5,861
Purchased intangible assets, net                           1,528          1,634
Other assets                                                  22             18
                                                     ------------   ------------
    Total assets                                    $     13,198   $     13,675
                                                     ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt              $      2,541   $      3,041
  Accounts payable                                           725          1,121
  Deferred revenue                                            37            212
  Accrued compensation and related expenses                1,714          1,470
  Other current liabilities                                   72             72
                                                     ------------   ------------
    Total current liabilities                              5,089          5,916

Long-term debt, less current maturities                    1,732          1,685
Pension obligation                                           341            341
                                                     ------------   ------------
    Total liabilities                                      7,162          7,942
                                                     ------------   ------------

Stockholders' Equity:
  Preferred Stock - $.01 par value; authorized 1,000
   shares, no share issued and outstanding                     -              -
  Common Stock - $.01 par value; authorized 30,000
   shares; 11,425 and 11,247 shares issued and
   outstanding at March 31, 2006 and December 31,
   2005, respectively                                        114            112
  Additional paid in capital                              44,857         44,393
  Accumulated deficit                                   (38, 935)       (38,772)
                                                     ------------   ------------
    Total stockholders' equity                             6,036          5,733
                                                     ------------   ------------
    Total liabilities and stockholders' equity      $     13,198   $     13,675
                                                     ============   ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         2006           2005
                                                     ------------   ------------

Revenues:
  Services and fees                                 $      6,377   $      3,495
  Reimbursed costs                                           609            509
  Product                                                    118            437
                                                     ------------   ------------
     Total revenue                                         7,104          4,441
                                                     ------------   ------------
Cost of services and goods sold:
  Services and fees                                        5,179          2,663
  Reimbursed costs                                           593            476
  Product                                                    110            422
                                                     ------------   ------------
     Total cost of services and goods sold                 5,882          3,561
                                                     ------------   ------------
     Gross profit                                          1,222            880
Selling General & Administrative                           1,144            638
Amortization of intangible assets                            107              -
                                                     ------------   ------------
     Operating (loss) income                                 (29)           242
                                                     ------------   ------------
Other expenses:
  Interest expense, net                                      (48)           (47)
  Amortization of discount on debt and intrinsic
   value of convertible debt                                 (87)          (102)
                                                     ------------   ------------
  Total interest expense                                    (135)          (149)
                                                     ------------   ------------
Net income (loss) before income taxes                       (164)            93
Income tax benefit                                             -              -
                                                     ------------   ------------
Net income  (loss) (1)                              $       (164)  $         93
                                                     ============   ============

Basic earnings (loss) per share                     $      (0.01)  $       0.01
Basic weighted average common stock shares
 outstanding                                              11,315         10,446

Diluted earnings (loss) per share                   $      (0.01)  $       0.01
Diluted weighted average common stock shares
 outstanding                                              11,315         12,758

     (1) Net income for the three-month period ended March 31, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R of $356,000, related to stock options. There was no stock-based compensation expense recorded in the three month period ended March 31, 2005. See Note 2 to the Consolidated Financial Statements for more information.

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)
                                 (In thousands)

                                                         2006           2005
                                                     ------------   ------------

Cash flows provided by (used in) operating
 activities:
  Net (loss) income                                $        (164)  $         93
  Adjustments to reconcile net (loss) income to
   net (cash used) provided by in operating
   activities, net of effect of acquisition:
    Depreciation and amortization                             46             38
    Amortization of beneficial interest                       63             70
    Amortization of discount on debt                          24             32
    Amortization of intangible assets                        107              -
    Stock-based compensation expense                         356              -
    Proceeds from sale of trading securities                  66              -
    Changes in assets and liabilities                          4         (1,499)
                                                    -------------   ------------
      Net cash provided by (used in) operating
       activities                                            502         (1,266)
                                                    -------------   ------------

Cash flows used in investing activities:
  Capital expenditures - property and equipment              (57)           (71)
  Acquisition of Summit                                        -         (1,125)
                                                    -------------   ------------
      Net cash used in investing activities                  (57)        (1,196)
                                                    -------------   ------------

Cash flows provided by (used in) financing
 activities:
Proceeds from exercise of options and warrants                96            455
Repayments of notes payable                                    -           (166)
Net proceeds from line of credit                            (541)         1,922
                                                    -------------   ------------
      Net cash provided by (used in) financing
       activities                                           (445)         2,211
                                                    -------------   ------------

Net decrease in cash                                           -           (251)
Cash, beginning of periods                                     1            252
                                                    -------------   ------------
Cash, end of periods                               $           1   $          1
                                                    =============   ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The condensed consolidated interim financial statements of Digital Fusion, Inc. (Digital Fusion, DFI, or the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although, the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments (consisting only of normal recurring) necessary for a fair presentation of the information shown herein have been included.

The results of operations and cash flows for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations expected for the full year.

2.  Stock-Based Compensation

The Company had four stock-based equity compensation plans at March 31, 2006. Readers should refer to Note 8 in our Annual Report on Form 10-KSB for the year ended December 31, 2005 for information related to these plans.

With respect to incentive stock options, the 2005 Stock Option Plan provides that the exercise price of each such option must be at least equal to 100% of the fair market value of our common stock on the date of grant (110% in the case of stockholders who, at the time the option is granted, own more than 10% of the outstanding common stock). Stock options granted under this plan may generally be exercised from one to ten years after the date of grant. This plan requires that all options have an expiration date no later than that date which is one day before the tenth anniversary of the date of the grant (or the fifth anniversary of the date of grant in the case of 10% stockholders). Pursuant to the provisions of this plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

During the quarter ended March 31, 2006, we granted 773,750 options to purchase shares of common stock with a weighted average grant date fair value of $1.60 per option.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." Prior to the adoption of SFAS 123(R) the Company accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our income from operations before taxes and diluted earnings per share for the three month period ended March 31, 2006 were $356,000 and $0.03 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants.

We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards on the date of grant, using weighted average assumptions as noted in the following table. We have used one grouping for the assumptions, as our option grants are primarily basic with similar characteristics and the lack of good historical data. The expected term of options granted has been derived based upon the Company's history of actual exercise behavior and management estimates based on other similar type options that have been granted. Historical data was also used to estimate option exercises and employee terminations.
Estimated volatility is based upon the Company's historical market price and peer-group volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero.

                                                        For the three months
                                                               ended
                                                    ----------------------------
                                                        March 31,    March 31,
                                                          2006         2005
           Dividend yield                                      0%           0%
           Expected volatility                                51%          57%
           Risk-free interest rate                          3.73%        3.71%
           Expected life - years                                5            4
           Weighted average fair value of
            options granted                                 $1.60        $0.52


Net cash proceeds from the exercise of stock options and warrants was $96,000 for the three months ended March 31, 2006. At March 31, 2006, there was $2,442,000 of unrecognized compensation cost related to 2,449,068 stock options which are expected to be recognized over a weighted average period of 1.62 years.

The following table represents stock option activity for the three months ended March 31, 2006:

                                                                      Weighted-
                                                                       Average
                                                       Weighted-      Remaining
                                        Number of       Average      Contractual
 (In thousands, except per share data)    shares     Exercise Price      Life
 --------------------------------------------------  ---------------------------
  Outstanding at December 31, 2005      4,210,199    $    1.65

  Granted                                 773,750         3.28
  Exercised                              (177,968)        0.54
  Forfeited or expired                    (39,694)        1.82

  Outstanding at March 31, 2006         4,766,287    $    2.00           8.19
                                      ============        ====           ====
  Exercisable at March 31, 2006         2,317,219    $    1.78           7.18
                                      ============        ====           ====


At March 31, 2006, the aggregate intrinsic value of shares outstanding was $7,979,878 and the aggregate intrinsic value of options exercisable was $4,891,028. Total intrinsic value of options exercised was $548,294 for the three months ended March 31, 2006.

The table below reflects our pro-forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

                                                               Three Months
                                                              Ended March 31,
     (In thousands, except per share data)                         2005
    --------------------------------------------------  ------------------------
     Net income (loss), as reported                     $                  93

     Deduct: Fair value of stock-based employee
     compensation costs, net of tax                                        32
                                                        ------------------------
     Pro-forma net income                               $                  61
                                                        ========================

     Basic net income per share:
     As reported                                        $                0.01
     Pro-forma                                          $                0.01
     Basic net income per share:
     As reported                                        $                0.01
     Pro-forma                                          $                0.00



3.  Earnings (Loss) Per Share Data

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

Common stock equivalents in the three months ended March 31, 2006, were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common stock shares outstanding in this period are the same as the basic weighted average common stock shares outstanding. However, if the Company had net income the diluted weighted average number of shares would have been 13,825,640 for the three months ended March 31, 2006.

4.  Income Taxes

The income tax expense for the Company's taxable income from operations generated during the first quarter of 2006 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. For the three-month period ended March 31, 2005, the Company did not recognize an income tax benefit for its continuing operations based on uncertainties concerning its ability to generate taxable income in future periods. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  Debt

On April 29, 2005, the Company refinanced two notes held by the Company's former President and CEO, by executing a $374,000 convertible note. The convertible note bears an annual interest rate of prime and interest is payable monthly. The former CEO can convert the note into the Company's common stock at a conversion price of $2.43 per share in minimum blocks of $200,000 of principal.

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

As part of the Summit acquisition on January 2, 2005, two convertible promissory notes for $2.7 million were issued. The note holders may convert the principal portion of the convertible notes into the Company's common stock at a conversion price of $2.25 per share. The annual interest rate is 5%; however, no interest shall accrue for the first six months or during any calendar month in which the average closing price of the publicly traded Company's common stock is greater than $2.80 per share. The Company recorded imputed interest of $228,000. The estimates used to determine the imputed interest will be reviewed each quarter and adjusted as needed. The Company has not made adjustments to this estimate through March 31, 2006. The imputed interest amount of $228,000 will be amortized to interest expense over a four-year period. The Company also estimated the intrinsic value of the embedded beneficial conversion feature of the $2.7 million note at $769,000. The $769,000 will be amortized to interest expense over the life of the note.

On July 1, 2005, the Company paid an installment payment as required by the Summit acquisition of $905,047 that was comprised of $877,195 of principal and the remaining amount was accrued interest. On December 29, 2005, the Company paid $300,001, and the Summit note holders elected to convert $300,000 of the note into Company common stock. Accordingly, the Company issued 133,333 shares of Company common stock.

6.  Commitments

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, audit adjustments that may result from DCAA audits are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

7.  Stockholders' Equity

A summary of the changes in stockholders' equity for the three months ended March 31, 2006 is as follows:

                                                                Stockholders'
                                                                -------------
         In thousands                                              Equity
                                                                   ------
         Balance, December 31, 2005                           $        5,733

         Net income (loss)                                              (164)
         Exercise of stock options and warrants                           96
         Prepaid warrant expense                                          15
         Option and warrant expense                                      356
                                                              ---------------

         Balance, March 31, 2006                              $        6,036
                                                              ===============

8.  Subsequent Events

On April 24, 2006, the Company entered into an employment agreement with the Executive Vice President of the Northeast Region. Her annual salary will be $80,000 per year and the employment agreement expires on April 30, 2008.

On April 24, 2006, the Company entered into an employment agreement with the Vice President of the Washington D.C. Business Unit. His annual salary will be $145,000 per year and the employment agreement expires on April 30, 2008.

On May 10, 2006, Digital Fusion renewed its secured revolving line of credit agreement with a local bank. The new loan agreement is for one year and is secured by the Company's receivables and certain guarantees. The rate of interest is prime and is payable monthly. The line of credit is not to exceed the lower of 85% of eligible accounts receivable or $4.5 million.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, readers are cautioned that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2005 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

Overview

Digital Fusion, Inc. (sometimes herein referred to as, "Digital Fusion", "DFI", or the "Company", refer to Digital Fusion, Inc.) is an information technology, research and engineering, and acquisition and business support services company that helps its customers make the most of technology to meet their business needs. Digital Fusion's Research and Engineering Services business unit supports a variety of customers with state-of-the-art solutions that include: Systems Development and Engineering; Applied Aerodynamics/ Computational Fluid Dynamics; Missile Engineering; Thermal-Structural Modeling; Program, Data and Financial Management Support; Modeling and Simulation; Control System Design and Analysis; Mechanical Design and Analysis; Optical Systems Design, Development and Test; Hardware-in-the-Loop Testing; and Test and Evaluation. Digital Fusion's IT Services business unit provides solutions to both government and commercial customers, focused in the following areas: Business Process Automation, Application Development and Data Management, Application Security, Web Portals and Digital Dashboards, System Integration, and IT Support. Digital Fusion's Acquisition and Business Support Services business unit provides solutions focused on the following areas: Budget Integration and Analysis; Accounting Operations; Travel Management; SAP Expertise; Business System Development, Evaluation and Operation; Assessing Best Business Practices and Tools; Contracts Management and Administration; Purchasing Expertise; Procurement Documentation Generation and Evaluation; Price and Cost Analysis; Earned Value Management and Policy Evaluation and Support. Based in Huntsville, Alabama, Digital Fusion also has an office in New Jersey, El Paso, Texas and Washington DC.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES. Services and fees revenues increased approximately $2.9 million to $6.4 million for the three months ended March 31, 2006 and reimbursed costs revenue increased by approximately $100,000 to $609,000 for the same period. The combined increase from services revenue and reimbursed costs revenue was $3.0 million for the three months ending March 31, 2006 compared to the same period in the prior year. The increase in service revenues and reimbursed costs revenue is primarily related to the increase in the number of billable employees, the NASA Marshall Space Flight Center contract, and growth in engineering services. During the first quarter of 2006, the Company's largest customer contributed 26% of its revenue with two other customers contributing 23% and 18% of revenue each. Product revenues for the three months ended March 31, 2006, decreased to $118,000 as compared to $437,000 for the three months ended March 31, 2005. The decrease in product revenue resulted from a reduction of software re-sales to governmental organizations.

COST OF SERVICES AND GOODS SOLD. Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefit; and other direct costs. Cost of services and goods sold increased by $2.5 million to $5.2 million for the three months ended March 31, 2006. The increase in cost of services and goods sold is primarily related to increases in revenues. During the first quarter of 2006, $106,000 of stock option expense was recorded as cost of services and goods sold.

Reimbursed costs consist primarily of third-party materials, such as hardware and software that we purchase for customer solutions and resold to customers, and include the costs of subcontracted labor and travel related expenses. Reimbursed costs increased by $117,000 to $593,000 for the three months ended March 31, 2006. Product cost of goods sold decreased by $312,000 to $110,000 for the three months ended March 31, 2006.

GROSS PROFIT. Gross profit for services during the first quarter of 2006 is $1.2 million or 18.3% of services revenues as compared to $832,000, or 23.8% of services revenues for the first quarter of 2005. The decrease in services gross profit as a percentage of services revenue is primarily related to a change in the mix of service revenue and the expensing of stock options in the first quarter of 2006.

Gross profit for the reimbursed costs during the first quarter of 2006 is $16,000 or 2.6% of reimbursed costs revenue as compared to $33,000 or 6.5% for the first quarter of 2005. Reimbursed costs revenue will have a low margin as this is reimbursement for costs incurred with a small mark-up for handling costs, if any. Gross profit for the reimbursed costs will vary depending on the type of contract and the type of reimbursement.

Gross profit for product was $8,000 or 6.8% and $15,000 or 3.4% for the quarter ending March 31, 2006 and 2005, respectively. The low profit margin on product sales is attributable to the low value add associated with product re-sale to governmental entities.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs related to the administration of the Company. SG&A expenses increased $506,000 for the three-month period ended March

31, 2006 compared to the same period during 2005. SG&A as a percent of revenue was 16.1% and 14.4% for the three months ending March 31, 2006 and 2005, respectively. The increase in SG&A expense in the first quarter of 2006 is primarily related to an increase in support personnel associated with the growth in revenue, and the expensing of stock option expense. During the first quarter of 2006, $250,000 of stock option expense was recorded as SG&A expense.

AMORTIZATION OF INTANGIBLE ASSETS. The $107,000 amortization of intangible assets in the three months ended March 31, 2006 is related to the Summit acquisition. The Company allocated $1,668,833 to the customer base intangible assets and allocated $274,677 to employment agreements acquired in the Summit acquisition. The Company is amortizing the customer base and employment agreements over five and four years, respectively. There was no such expense during the three months ended March 31, 2005.

STOCK OPTION COMPENSATION EXPENSE. On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three months ended March 31, 2006, the Company's results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first three months of fiscal year 2006 and the unvested portion of previous stock option grants that vested during the first three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $356,000 for the three months ended March 31, 2006. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the March 31, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the unaudited condensed consolidated financial statements.

INTEREST EXPENSE, NET. Interest expense increased from $47,000 in the first quarter of 2005 to $48,000 for the first quarter of 2006.

AMORTIZATION OF DISCOUNT ON DEBT AND INTRINSIC VALUE OF CONVERTIBLE DEBT. The combined total of amortization of debt discount and intrinsic value of convertible debt was $87,000 and $102,000 for the three months ending March 31, 2006 and 2005, respectively. This amortization is related to convertible debt issued to the former Summit shareholder. The Company expects this expense to continue throughout 2006.

INCOME TAX BENEFIT. The income tax expense for the Company's income from operations generated in the three-month period ended March 31, 2006 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. The Company did not recognized an income tax benefit for its operating losses generated in the three-month period ended March 31, 2005 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the three-month period ended March 31, 2005 was offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of was not considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NET (LOSS) INCOME. The Company recorded net loss of $164,000 for the three-month period ended March 31, 2006, compared to a net income of $93,000 for the three-month period ended March 31, 2005. The decrease in net income for the first quarter of 2006 compared to the same period during 2005 is primarily the result of the adoption of SFAS No. 123R and recognition of stock-based compensation expense of $356,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $502,000 during the first quarter of 2006. The Company expects its accounts receivable will continue to grow during 2006 as its revenues grow. The Company will attempt to collect its accounts receivable as quickly as possible to minimize an increase in accounts receivable. Quarterly accounts receivable days sales outstanding decreased 16 days from 78 days as of December 31, 2005 to 62 days as of March 31, 2006. The holiday season negatively affected fourth quarter accounts receivable collections. The largest cost of sales is for personnel costs and this cost must be paid timely and cannot be delayed; thus as the Company's revenues grow this delay will cause a use of cash in the interim period until the revenue can be collected. The Company is able to borrow on its line of credit up to 90% of its eligible accounts receivable to a maximum borrowing of $3.5 million. This borrowing capability helps the Company's cash flow until the accounts receivable are collected.

During the first quarter of 2006, the Company invested $57,000 in computer equipment, office equipment, and furniture to support the Company's operations. The Company expects to purchase computers and office equipment during the remainder of 2006.

Net cash used in financing activities for the first quarter of 2006 was $445,000. The Company received $96,000 of proceeds from the exercise of warrants and options and paid $541,000 on the line of credit.

Working capital at March 31, 2006 is $195,000. The net accounts receivable balance outstanding at March 31, 2006 is $4.9 million compared to $5.3 million at December 31, 2005. During the first quarter of 2006, the Company has funded its cash needs through consistent collections of accounts receivable, through the exercise of warrants and options and by borrowing on its line of credit at the prime interest rate. The line of credit is secured by the Company's receivables and certain guarantees.

Digital Fusion's ability to grow substantially may be dependent upon obtaining cash flow from its operations and other external sources.

The Company has taken numerous actions to restructure and streamline its operations. Because of these actions, management believes it has enough cash to meet its funding requirements over the next year. The Company's current growth has been funded through internally generated funds, the exercise of warrants and options and its line of credit. Future growth will be supported with revenue from continuing operations and the line of credit. If the Company fails to meet its goals, seeks to expand its operations at a level above its current cash flow from operations, or does not collect its accounts receivable in a timely manner, it may require an infusion of working capital the availability and terms of which cannot be predicted.

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

From time to time, we may proceed with work based on customer direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. Estimates are based on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program

Accounts Receivable Reserve. The Company's accounts receivable are reduced by $26,000 for an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. The Company's management believes the allowance to be reasonable. The Company does not accrue interest on past due accounts receivable. Certain of Digital Fusion's trade accounts receivable are subject to bad debt losses. A reserve has been recorded to reflect expected bad debt losses based on past experience with similar accounts receivable. The reserve is reviewed on a regular basis and adjusted as necessary. Although management believes the reserve is a reasonable approximation, there can be no assurance that the Company can accurately estimate bad debt losses on its accounts receivable.

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

Stock-based Compensation Expense. For purposes of determining estimated fair value of stock-based payment awards on the date of grant under SFAS 123R, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock-based payment awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our stock-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Refer to Note 2 to the Consolidated Financial Statements for more information regarding stock-based compensation.

Item 3.  Controls and procedures

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     No legal proceedings against the Company are required to be disclosed under this Item pursuant to the requirements of Form 10-QSB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

     During the first quarter of 2006, the Company issued 58,350 shares of its unregistered common stock at an average exercise price of $0.82 for the exercise of non-qualified options. The company received proceeds of $47,940 from the exercise of these options. The Company relied on Section 4(2) of the Securities Act of 1933 and Regulation D thereunder as the basis for an exemption from registration for this issuance.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits

     The following is a list of Exhibits filed as a part of this Report.


Exhibit
  No.                                    Description of Exhibit
-------        -----------------------------------------------------------------
**10.1         Employment  Agreement dated April 24, 2006 between Digital Fusion and Maria A. Sepulveda. +

**10.2 Employment Agreement dated April 24, 2006 between Digital Fusion and James DeBroux. +

**10.3 Loan Agreement, note and security agreements, each dated May 10, 2006 among First Commercial Bank of Huntsville and the Company, for a $4.5 million revolving line of credit.

**31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

-----------------------
*    Incorporated by reference.
**   Filed herewith.
+    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL FUSION, INC.


Date: May 12, 2006
                                         By:  /s/ CHRISTOPHER L. BRUNHOEBER
                                             -----------------------------------
                                                  Christopher L. Brunhoeber
                                                  Chief Financial Officer