Form 10QSB
period 2006-06-30
DIGITAL FUSION INC/NJ/
filed 2006-08-14
CIK 1057257

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2006. (Second quarter of fiscal 2006)

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

             New Address 5030 Bradford Drive, Building 1, Suite 210
                       Old Address 4940-A Corporate Drive,
                            Huntsville, Alabama 35805
                    (Address of principal executive offices)

                                 (256) 327-0000
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|    No |_|

As of July 28, 2006, 11,464,912 shares of the issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|    No |X|

================================================================================

                              DIGITAL FUSION, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2006
         (unaudited) and December 31, 2005                                  1

         Condensed Consolidated Statements of Operations for the three
         and six months ended June 30, 2006 and 2005 (unaudited)            2

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2006 and 2005 (unaudited)                    3

         Notes to Condensed Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis or Plan of Operation          9

Item 3.  Controls and Procedures                                           13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits                                                          15

SIGNATURES                                                                 17

Section 302 Certification by Chief Executive Officer

Section 302 Certification by Chief Financial Officer

Section 906 Certification by Chief Executive Officer

Section 906 Certification by Chief Financial Officer

PART I     FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

                              DIGITAL FUSION, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                               June 30, 2006     December 31,
                                                                (Unaudited)         2005
                                                               -------------    -------------
                          ASSETS
Current Assets:
  Cash                                                        $           2    $           1
  Marketable equity securities                                            -               66
  Accounts receivable (net of allowance for doubtful
   accounts of $26 for 2006 and 2005)                                 5,317            5,277
  Unbilled receivables                                                  443              256
  Prepaid expenses and other current assets                             183               70
                                                               -------------    -------------
    Total current assets                                              5,945            5,670

Property and equipment, net of accumulated depreciation
 of $1,215 for 2006 and $1,111 for 2005                                 897              492
Goodwill                                                              5,861            5,861
Purchased intangible assets, net                                      1,421            1,634
Other assets                                                             24               18
                                                               -------------    -------------
    Total assets                                              $      14,148    $      13,675
                                                               =============    =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                        $       2,894    $       3,041
  Accounts payable                                                    1,133            1,121
  Deferred revenue                                                       13              212
  Accrued compensation and related expenses                           2,100            1,470
  Other current liabilities                                              88               72
                                                               -------------    -------------
    Total current liabilities                                         6,228            5,916

Long-term debt, less current maturities                               1,404            1,685
Pension obligation                                                      341              341
                                                               -------------    -------------
    Total liabilities                                                 7,973            7,942
                                                               -------------    -------------

Stockholders' Equity:
  Preferred Stock - $.01 par value; authorized 1,000
   shares, no share issued and outstanding                                -                -
  Common Stock - $.01 par value; authorized 30,000
   shares; 11,460 and 11,247 shares issued and
   outstanding at June 30, 2006 and December 31, 2005,
   respectively                                                         115              112
  Additional paid-in capital                                         45,300           44,393
  Accumulated deficit                                               (39,240)         (38,772)
                                                               -------------    -------------
    Total stockholders' equity                                        6,175            5,733
                                                               -------------    -------------
    Total liabilities and stockholders' equity                $      14,148    $      13,675
                                                               =============    =============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Operations
            For the three and six months ended June 30, 2006 and 2005
                                   (Unaudited)
                      (In thousands, except per share data)


                                              Three months ended June 30,         Six months ended June 30,
                                              ---------------------------         -------------------------
                                                  2006            2005               2006            2005
                                                  ----            ----               ----            ----
Revenues:
  Services and fees                         $       6,929   $       3,587      $      13,305   $       7,082
  Reimbursed costs                                  1,557             635              2,166           1,144
  Product                                              64             327                183             764
                                             -------------   -------------      -------------   -------------
    Total Revenue                                   8,550           4,549             15,654           8,990
                                             -------------   -------------      -------------   -------------
Cost of services and goods sold:
  Services                                          5,822           2,779             11,001           5,442
  Reimbursed costs                                  1,515             600              2,108           1,076
  Product                                              51             309                161             731
                                             -------------   -------------      -------------   -------------
    Total cost of services and good sold            7,388           3,688             13,270           7,249
                                             -------------   -------------      -------------   -------------
    Gross profit                                    1,162             861              2,384           1,741
Amortization of intangible assets                     107             100                214             100
Selling, general and administrative                 1,232             609              2,375           1,247
                                             -------------   -------------      -------------   -------------
  Operating (loss) income                            (177)            152               (205)            394
                                             -------------   -------------      -------------   -------------
Other income (expenses):
  Interest expense, net                               (44)            (36)               (92)            (83)
  Amortization of discount on debt and
   intrinsic value of convertible debt                (88)           (122)              (175)           (224)
                                             -------------   -------------      -------------   -------------
  Total interest expense                             (132)           (158)              (267)           (307)
  Other income                                          4              20                  4              20
                                             -------------   -------------      -------------   -------------
  Total other expenses, net                          (128)           (138)              (263)           (287)
                                             -------------   -------------      -------------   -------------
Net Income (loss) before income taxes                (305)             14               (468)            107
Income tax benefit                                      -               -                  -               -
                                             -------------   -------------      -------------   -------------
Net (loss) income (1)                       $        (305)  $          14      $        (468)  $         107
                                             =============   =============      =============   =============

Basic earnings (loss) per share             $       (0.03)  $        0.00      $       (0.04)  $        0.01
                                             =============   =============      =============   =============
Basic weighted average common stock
 shares outstanding                                11,441          10,873             11,378          10,661
                                             =============   =============      =============   =============

Diluted earnings (loss) per share           $       (0.03)  $        0.00      $       (0.04)  $        0.01
                                             =============   =============      =============   =============
Diluted weighted average common stock
 shares outstanding                                11,441          12,938             11,378          12,764
                                             =============   =============      =============   =============

(1) Net income for the three and six-month periods ended June 30, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R of $431,000 and $787,000, respectively, related to stock options. There was no stock-based compensation expense recorded in the three and six-month periods ended June 30, 2005. See Note 2 to the Condensed Consolidated Financial Statements for more information.


          See Accompanying Notes to Condensed Consolidated Statements.

                              DIGITAL FUSION, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)
                                 (In thousands)


                                                                    2006             2005
                                                               -------------    -------------

 Cash flows provided by operating activities:
   Net (loss) income                                          $        (468)   $         107
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities, net of effect
    of acquisition:
     Depreciation and amortization                                      104               77
     Amortization of beneficial interest                                126              161
     Amortization of discount on debt                                    49               63
     Amortization of intangible assets                                  214              100
     Stock-based compensation expense                                   787                -
     Proceeds from sale of trading securities                            66                -
     Changes in assets and liabilities                                  121             (217)
                                                               -------------    -------------
       Net cash provided by operating activities                        999              291
                                                               -------------    -------------

 Cash flows used in investing activities:
   Capital expenditures - property and equipment                       (509)             (98)
   Acquisition of Summit                                                  -           (1,118)
                                                               -------------    -------------
       Net cash used in investing activities                           (509)          (1,216)
                                                               -------------    -------------

 Cash flows provided by (used in) financing activities:
 Proceeds from exercise of options and warrants                         115              676
 Repayments of notes payable                                              -             (423)
 Net proceeds from line of credit                                      (604)             421
                                                               -------------    -------------
       Net cash (used in) provided by financing
        activities                                                     (489)             674
                                                               -------------    -------------

 Net increase (decrease) in cash and cash equivalents                     1             (251)
 Cash and cash equivalents, beginning of periods                          1              252
                                                               -------------    -------------
 Cash and cash equivalents, end of periods                    $           2    $           1
                                                               =============    =============


          See Accompanying Notes to Condensed Consolidated Statements.

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

The results of operations and cash flows for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations expected for the full year.

2.   Stock-Based Compensation

The Company had four stock-based equity compensation plans at June 30, 2006. Our stockholders voted on May 25, 2006 to amend the 2005 Stock Option Plan to authorize restricted stock grants and increase the number of shares available from 750,000 to 2,750,000 shares and to authorize an additional 500,000 shares for restricted stock grants. Readers should refer to Note 8 in our Annual Report on Form 10-KSB for the year ended December 31, 2005 for information related to these plans.

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

During the six months ended June 30, 2006, we granted 1,166,900 options to purchase shares of common stock with a weighted average grant date fair value of $1.61 per option.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our income from operations before taxes and diluted earnings per share for the six-month period ended June 30, 2006 were $787,000 and $0.07 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants.

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


                                                  For the six months ended
                                               ------------------------------
                                                  June 30,        June 30,
                                                    2006            2005
                                               -------------    -------------
         Dividend yield                                  0%               0%
         Expected volatility                            51%              57%
         Risk-free interest rate                      5.04%            3.97%
         Expected life - years                            5               10
         Weighted average fair value of
          options granted                             $1.61            $0.52


Net cash proceeds from the exercise of stock options and warrants were $114,598 for the six-month period ended June 30, 2006. At June 30, 2006, there was $2,612,310 of unrecognized compensation cost related to 2,573,595 stock options that is expected to be recognized over a weighted average period of 1.49 years.

The following table represents stock option activity for the six months ended June 30, 2006:

                                                                                  Weighted-
                                                                                   Average
                                                                 Weighted-        Remaining
                                                 Number of        Average        Contractual
   (In thousands, except per share data)           shares      Exercise Price       Life
   ------------------------------------------------------------------------------------------
   Outstanding at December 31, 2005              4,210,199     $    1.65

   Granted                                      1,1,66,900          3.27
   Exercised                                      (213,164)         0.54
   Forfeited or expired                            (63,902)         1.99
                                              -------------

   Outstanding at June 30, 2006                  5,100,033     $    2.11            8.19
                                              =============         ====            ====
   Exercisable at June 30, 2006                  2,526,188     $    1.92            7.36
                                              =============         ====            ====

At June 30, 2006, the aggregate intrinsic value of shares outstanding was $5,985,756 and the aggregate intrinsic value of options exercisable was $3,924,746. Total intrinsic value of options exercised was $641,482 for the six months ended June 30, 2006.

The table below reflects our pro-forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

                                                               Three Months      Six Months
                                                              Ended June 30,    Ended June 30,
  (In thousands, except per share data)                            2005             2005
  -------------------------------------------------------   ----------------------------------
  Net income (loss), as reported                          $              14               107

  Deduct: Fair value of stock-based employee
   compensation costs, net of tax                                       210               242
                                                             ---------------------------------
  Pro-forma net loss                                      $            (196)             (135)
                                                             =================================

  Basic net income (loss) per share:
  As reported                                             $            0.00              0.01
  Pro-forma                                               $           (0.01)             0.00
  Diluted net income (loss) per share:
  As reported                                             $            0.00              0.01
  Pro-forma                                               $           (0.01)             0.00


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

Common stock equivalents in the three and six months ended June 30, 2006, were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common stock shares outstanding in this period are the same as the basic weighted average common stock shares outstanding. However, if the Company had net income the diluted weighted average number of shares would have been 13,789,377 and 13,784,701 for the three and six months ended June 30, 2006, respectively.

4.   Income Taxes

The income tax expense for the Company's taxable income from operations generated during the six months ended June 30, 2006 was offset by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. For the six-month period ended June 30, 2005, the Company did not recognize an income tax benefit for its continuing operations based on uncertainties concerning its ability to generate taxable income in future periods. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.   Debt

As part of the Summit acquisition on January 2, 2005, two convertible promissory notes for $2.7 million were issued. The note holders may convert the principal portion of the convertible notes into the Company's common stock at a conversion price of $2.25 per share. The annual interest rate is 5%; however, no interest shall accrue for the first six months or during any calendar month in which the average closing price of the publicly traded Company's common stock is greater than $2.80 per share. The Company recorded imputed interest of $228,000. The estimates used to determine the imputed interest will be reviewed each quarter and adjusted as needed. The Company has not made adjustments to this estimate through June 30, 2006. The imputed interest amount of $228,000 will be amortized to interest expense over a four-year period. The Company also estimated the intrinsic value of the embedded beneficial conversion feature of the $2.7 million note at $769,000. The $769,000 will be amortized to interest expense over the life of the note.

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

On May 12, 2006, Digital Fusion amended its secured revolving line of credit agreement with a local bank. The Amendment (a) extended the maturity date to May 5, 2007, (b) stated the rate of interest at prime, payable monthly and (c) secured the line of credit by the Company's receivables and certain guarantees. The line of credit is not to exceed the lower of 85% of eligible accounts receivable or $4.5 million.

6.   Commitments

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, audit adjustments that may result from DCAA audits are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

7.   Stockholders' Equity

A summary of the changes in stockholders' equity for the six months ended June 30, 2006 is as follows:

                                                               Stockholders'
         In thousands                                             Equity
                                                                  ------
         Balance, December 31, 2005                           $      5,733

         Net income (loss)                                            (468)
         Exercise of stock options and warrants                        115
         Prepaid warrant expense                                         8
         Option and warrant expense                                    787
                                                                 ----------

         Balance, June 30, 2006                               $      6,175
                                                                 ==========

8.   Reclassifications

The Company has reclassified certain amounts for the three and six months ended June 30, 2005 to conform to the 2006 presentation on its Condensed Consolidated Statements of Operation.

9.   Related Party Transactions

Two of our non-employee directors serve as directors and are shareholders in a consulting firm that the Company employs for financial and strategic advisory services and these two directors abstained from voting on the consulting firm's engagement. The Companies Board of Directors has approved the contract and the Chief Financial Officer reviews and approves all bills. The Company believes that the fees for services rendered are comparable to those charged by other similar firms. We paid $33,223 for services rendered in the three months ended June 30, 2006.

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

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

REVENUES. Services and fees revenues increased $3.3 million from $3.6 million in the three months ended June 30, 2005 to $6.9 million in the three months ended June 30, 2006. Services and fees revenues increased $6.2 million from $7.1 million in the six months ended June 30, 2005 to $13.3 million in the six months ended June 30, 2006. Reimbursed costs revenue increased approximately $900,000 from $635,000 in the three months ended June 30, 2005 to $1.5 million in the three months ended June 30, 2006. Reimbursed costs revenue increased by approximately $1.1 million from $1.1 million in the six months ended June 30, 2005 to $2.2 million in the six months ended June 30, 2006. The combined increase from services revenue and reimbursed costs revenue was $7.3 million in the six months ended June 30, 2006 compared to the same period in the prior year. The increase in service revenues and reimbursed costs revenue is primarily related to the increase in the number of billable employees, the NASA Marshall Space Flight Center contract, and growth in engineering services. During the second quarter of 2006, the Company's largest customer contributed 37% of its revenue with two other customers contributing 20% and 12% of revenue each. Product revenues in the three months ended June 30, 2006 decreased to $64,000 as compared to $327,000 in the three months ended June 30, 2005. Product revenues in the six months ended June 30, 2006 decreased to $183,000 as compared to $764,000 in the six months ended June 30, 2005. The decrease in product revenue resulted from a reduction of software re-sales to governmental organizations.

COST OF SERVICES AND GOODS SOLD. Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefit; and other direct costs. Cost of services and goods sold increased $3.0 million from $2.8 million in the three months ended June 30, 2005 to $5.8 million in the three months ended June 30, 2006. Cost of services and goods sold increased $5.6 million from $5.4 million in the six months ended June 30, 2005 to $11.0 million in the six months ended June 30, 2006. The increase in cost of services and goods sold is primarily related to increases in revenues. In addition, $148,000 and $254,000 of stock option expense was recorded as cost of services and goods sold in the three and six months ended June 30, 2006, respectively.

Reimbursed costs consist primarily of third-party materials, such as hardware and software that we purchase for customer solutions and resold to customers, and include the costs of subcontracted labor and travel related expenses. Reimbursed costs increased $900,000 from $600,000 in the three months ended June 30, 2005 to $1.5 million in the three months ended June 30, 2006. Reimbursed costs increased $1.0 million from $1.1 million in the six months ended June 30, 2005 to $2.1 million in the six months ended June 30, 2006. The increase in reimbursed costs is primarily related to increases in reimbursed costs revenues.

Product cost of goods sold decreased by $258,000 from $309,000 in the three months ended June 30, 2005 to $51,000 in the three months ended June 30, 2006. Product cost of goods sold decreased by $570,000 from $731,000 in the six months ended June 30, 2005 to $161,000 in the six months ended June 30, 2006. The decrease in product cost of sales is primarily related to decreases in product revenues.

GROSS PROFIT. Gross profit for services during the three months ended June 30, 2006 is $1.1 million or 16.0% of services revenues as compared to $808,000 or 22.5% of services revenues for the three months ended June 30, 2005. Gross profit for services during the six months ended June 30, 2006 is $2.3 million or 17.3% of services revenues as compared to $1.6 million or 23.2% of services revenues for the six months ended June 30, 2005. The decrease in services gross profit as a percentage of services revenue is primarily related to a change in the mix of service revenue and the expensing of stock options beginning in 2006.

Gross profit for the reimbursed costs during the three months ended June 30, 2006 is $42,000 or 2.7% of reimbursed costs revenue as compared to profit of $35,000 or 5.5% for the three months ended June 30, 2005. Gross profit for the reimbursed costs during the six months ended June 30, 2006 is $58,000 or 2.7% of reimbursed costs revenue as compared to $68,000 or 5.9% for the six months ended June 30, 2005. Reimbursed costs revenue will have a low margin as this is reimbursement for costs incurred with a small mark-up for handling costs, if any. Gross profit for the reimbursed costs will vary depending on the type of contract and the type of reimbursement.

Gross profit for product was $13,000 or 20.0% and $18,000 or 5.5% in the three months ended June 30, 2006 and 2005, respectively. Gross profit for product was $22,000 or 12.0% and $33,000 or 4.3% in the six months ended June 30, 2006 and 2005, respectively. The low profit margin on product sales is attributable to the low value add associated with product re-sale to governmental entities.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets is related to the Summit acquisition. The Company allocated $1,668,833 to the customer base intangible assets and allocated $274,677 to employment agreements acquired in the Summit acquisition. The Company is amortizing the customer base and employment agreements over five and four years, respectively. Amortization expense increased $7,000 from $100,000 in the three months ended June 30, 2005 to $107,000 in the three months ended June 30, 2006. Amortization expense increased $114,000 from $100,000 in the six months ended June 30, 2005 to $214,000 in the six months ended June 30, 2006. There was no such expense prior to the second quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and expenses associated with marketing, accounting, finance, sales, and administrative personnel, as well as professional fees and other corporate costs related to the administration of the Company. SG&A expenses increased $606,000 in the three-month period ended June 30, 2006 compared to the same period during 2005 and increased $1.1 million in the six-month period ended June 30, 2006 compared to the same period during 2005. SG&A as a percent of revenue was 14.4% and 13.4% in the three months ended June 30, 2006 and 2005, respectively. SG&A as a percent of revenue was 15.2% and 13.9% in the six months ended June 30, 2006 and 2005, respectively. The increase in SG&A expense in the second quarter of 2006 is primarily related to an increase in support personnel associated with the growth in revenue, and the expensing of stock option expense. $266,000 and $516,000 of stock option expense was recorded as SG&A expense in the three and six months ended June 30, 2006, respectively.

STOCK OPTION COMPENSATION EXPENSE. On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three and six months ended June 30, 2006, the Company's results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first six months of fiscal year 2006 and the unvested portion of previous stock option grants that vested during the first six months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $431,000 and $787,000 in the three and six months ended June 30, 2006, respectively. SFAS No. 123R does not require retroactive adjustments; therefore, there was no comparable amount in the June 30, 2005 statement of operations. Prior to January 1, 2006, the effects of stock options are disclosed in the notes to the unaudited condensed consolidated financial statements.

INTEREST EXPENSE, NET. Interest expense increased from $36,000 in the three months ended June 30, 2005 to $44,000 in the three months ended June 30, 2006 and increased from $83,000 in the six months ended June 30, 2005 to $92,000 in the six months ended June 30, 2006.

AMORTIZATION OF DISCOUNT ON DEBT AND INTRINSIC VALUE OF CONVERTIBLE DEBT. Amortization of debt discount and intrinsic value of the convertible debt decreased from $122,000 in the three months ended June 30, 2005 to $88,000 in the three months ended June 30, 2006. Amortization of debt discount and intrinsic value of the convertible debt decreased from $224,000 in the six months ended June 30, 2005 to $175,000 in the six months ended June 30, 2006.

INCOME TAX BENEFIT. The income tax expense for the Company's income from operations generated in the three and six-month period ended June 30, 2006 was off-set by a reduction in the valuation allowance established against deferred tax assets arising from prior periods. The Company did not recognized an income tax benefit for its operating losses generated in the three and six-month period ended June 30, 2005 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit in the three and six-month period ended June 30, 2005 was offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of was not considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NET (LOSS) INCOME. The Company recorded net loss of $305,000 in the three-month period ended June 30, 2006, compared to a net income of $14,000 in the three-month period ended June 30, 2005. The Company recorded net loss of $468,000 in the six-month period ended June 30, 2006, compared to a net income of $107,000 in the six-month period ended June 30, 2005. The decrease in net income in the six months ended June 30, 2006 compared to the same period during 2005 is primarily the result of the adoption of SFAS No. 123R and recognition of stock-based compensation expense of $787,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $999,000 during the six months ended June 30, 2006. The Company expects its accounts receivable will continue to grow during 2006 as its revenues grow. The Company will attempt to collect its accounts receivable as quickly as possible to minimize an increase in accounts receivable. Quarterly accounts receivable days sales outstanding decreased 22 days from 78 days as of December 31, 2005 to 56 days as of June 30, 2006. The holiday season negatively affected fourth quarter accounts receivable collections. The largest cost of sales is for personnel costs and this cost must be paid timely and cannot be delayed; thus as the Company's revenues grow this delay will cause a use of cash in the interim period until the revenue can be collected. The Company is able to borrow on its line of credit up to 85% of its eligible accounts receivable to a maximum borrowing of $4.5 million. This borrowing capability helps the Company's cash flow until the accounts receivable are collected.

During the six months ended June 30, 2006, the Company invested $509,000 in computer equipment, office equipment, and furniture to support the Company's operations. The Company expects to purchase computers and office equipment during the remainder of 2006.

Net cash used in financing activities in the six months ended June 30, 2006 was $489,000. The Company received $115,000 of proceeds from the exercise of warrants and options and paid $604,000 on the line of credit.

Working capital at June 30, 2006 is negative $283,000. Current liabilities include the Company's line of credit (discussed in Note 5) which the Company anticipates to renew before expiration in May 5, 2007. Digital Fusion's ability to grow substantially may be dependent upon obtaining cash flow from its operations and other external sources.

The net accounts receivable balance outstanding at June 30, 2006 remained constant at $5.3 million as compared to December 31, 2005. During the six months ended June 30, 2006, the Company has funded its cash needs through consistent collections of accounts receivable, through the exercise of warrants and options and by borrowing on its line of credit at the prime interest rate. The line of credit is secured by the Company's receivables and certain guarantees.

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

Item 3.  Controls and procedures

We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the supervision of the Chairman and Chief Executive Officer (CEO), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chairman and CEO has concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

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


Issuance of Unregistered Securities

None.


Item 3.  Defaults upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on May 25, 2006:



                                         Votes          Authority
                                        Cast For        Withheld
                                        --------        --------

1. Election of Directors:

         Gilbert F. Decker             9,816,430          3,341

         Jay M. Garner                 9,816,430          3,341

         G. Stewart Hall               9,802,755         17,016

         Ronald V. Hite                9,816,030          3,741

         Frank Libutti                 9,806,875         12,896

         Charles F. Lofty              9,817,375          2,396

         Daniel E. Moore               9,815,764          4,007

         Gary S. Ryan                  9,816,430          3,341


                                                                        Broker
                                     For      Against   Abstentions    Non-Votes
                                     ---      -------   -----------    ---------

2. Approval of amendment and
    restatement of the 2005
    Stock Option Plan             4,961,740    69,670      6,027       4,782,334

No proposal was made for ratification of the independent auditors due to pending search for new independent auditors.


Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following is a list of Exhibits filed as a part of this Report.


Exhibit
  No.                              Description of Exhibit
-------   ----------------------------------------------------------------------
**10.1 Employment Agreement dated April 24, 2006 between Digital Fusion and Maria L. Sepulveda +

**10.2 Employment Agreement dated April 24, 2006 between Digital Fusion and James DeBroux +

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

DIGITAL FUSION, INC.


Date: August 11, 2006
                                           By: /s/ CHRISTOPHER L. BRUNHOEBER
                                               ---------------------------------
                                                   Christopher L. Brunhoeber
                                                   Chief Financial Officer